Form 10QSB
period 1999-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2000-02-16
CIK 1024626

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                               FORM 10QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1999

                          or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHNAGE ACT OF 1934
      For the transition period from N/A to N/A

                 Commission File No. 01-28911

                 NATIONAL HEALTHCARE TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

          Colorado, USA                    91-1869677
  (State of Incorporation)        (IRS Employer Identification No.)

     21800 Oxnard Street, #440, Woodland Hills, California   91367
               (Address of principal executive offices)

                Issuer's Telephone Number, (818) 598-8888

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at December 31, 1999
Common Stock, $.001                        5,575,000 shares
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

NATIONAL HEALTHCARE TECHNOLOGY, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                NATIONAL HEALTHCARE TECHNOLOGY, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                           DECEMBER 31, 1999

                                ASSETS


CURRENT ASSETS
       Cash                                                    $1,919
       Loan receivable                                          8,678
       Prepaid insurance                                        2,000
                                                            ---------
     TOTAL ASSETS                                       $12,597
                                                            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                       $ 8,875
       California franchise tax payable                           800
                                                              -------
     TOTAL CURRENT LIABILITIES                               $  9,675

STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value
            500,000 shares authorized
            -0- shares issued and outstanding
          Common stock, $.001 per share
            25,000,000 shares authorized
            5,575,500 shares issued and outstanding           $5,575
       Paid in capital in excess of par value of stock     1,216,919
       Deficit accumulated during the development stage   (1,219,572)
                                                          ----------
            TOTAL STOCKHOLDERS' EQUITY                         2,922
                                                          ----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                         $12,597
                                                          ==========

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999, December 31, 1998 AND FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 1999

                                                                                 November 5, 1995
                                                                                     (Date of
                                            Three Months          Three Months      Inception)
                                               Ended                  Ended         Through
                                             December 31,          December 31      December 31,
                                                1999                  1998              1999
                                            ---------------     -----------------  ------------
REVENUE                                        $       0             $        0      $        0

DEVELOPMENT COSTS	                                 14,612                 95,933       1,217,972
                                               ---------             ----------      ----------
NET (LOSS) BEFORE INCOME TAXES                  ( 14,612)              ( 95,933)     (1,217,972)

INCOME TAXES                                           0                      0           1,600
                                               ---------             ----------     -----------
NET (LOSS)                                     $( 14,612)           $  ( 95,933)    $(1,219,572)
                                               =========            ===========     ===========


NET (LOSS) PER COMMON SHARE

       Basic and diluted                        $( .003)               $ (.017)
                                               ========               ========
AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                      5,575,500              5,550,000
                                              =========              ==========

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 1999

                                                                                                      November 5, 1995
                                                                                                           (Date of
                                                         Three Months            Three Months             Inception)
                                                            Ended                   Ended                   Through
                                                         December 31,            December 31,             December 31,
                                                             1999                   1999                        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)	                                          $ ( 14,612)            $(95,933)              $( 1,219,572)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation and amortization                          0                    0                     22,977
             Common stock issued as payment for
                interest expense                                    0                    0                     12,300
             Common stock issued for services                       0                    0                    217,900
             Loss on abandoned assets                               0               25,721                    120,387
             Gain on sale of assets                                 0                    0                      ( 500)
       Increases (decreases) in:
          Prepaid insurance                                   ( 2,000)                   0                    ( 2,000)
          Accounts payable                                      8,875               (5,737)                   ( 8,664)
          California franchise tax payable                          0                    0                        800
          Accrued payroll and payroll taxes                         0                    0                      9,664
                                                             --------              -------                    -------
          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                       ( 7,737)             (75,949)                 ( 846,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                           0                    0                   ( 87,314)
       Proceeds from sale of equipment                              0                    0                      5,500

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                             0                    0                   ( 81,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                                  0                    0                   195,000
       Repayments on notes payable                                  0                    0                  ( 20,000)
       Proceeds from issuance of common stock
              and subscriptions                                     0                    0                   798,500
       Payments on offering costs                                   0                    0                  ( 43,059)
                                                             --------              -------                ----------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                             0                    0                   930,441
                                                             --------              -------                ----------

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND
FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 1999

                                                                                                            November 5, 1995
                                                                                                                 (Date of
                                                            Three Months             Three Months               Inception)
                                                               Ended                   Ended                     Through
                                                            December 31,            December 31,              December 31,
                                                                1999                   1999                        1999
NET INCREASE (DECREASE) IN CASH                             $  ( 7,737)            $  (75,949)                   1,919

CASH BALANCE, BEGINNING OF PERIOD                                9,656                140,596                        0
                                                            ----------             ----------               ----------
CASH BALANCE, END OF PERIOD                                 $    1,919                 64,647               $    1,919
                                                            ==========             ==========               ==========
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                             $        0             $         0              $      55
                                                            ==========             ===========              =========
       Taxes                                                $        0             $         0              $       0
                                                            ==========             ===========              =========
NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Common stock issued for notes payable                $        0             $         0              $ 175,000
                                                            ==========             ===========              =========
       Common stock issued for patent rights                $        0             $         0              $   1,562
                                                            ==========             ===========              =========
       Common stock issued for equipment                    $        0             $         0              $  60,287
                                                            ==========             ===========              =========
        Common stock issued for services and
          directors' fees                                   $        0             $         0              $ 215,750
                                                            ==========             ===========              =========

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
  DECEMBER 31, 1999


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Business

National Healthcare Technology, Inc. was organized on
November 5, 1995, under the laws of the State of Colorado for the purpose of developing, manufacturing and marketing an intravenous drug and several high technology products for use in the medical industry. In the current year, the company abandoned all of its development programs and is pursuing new areas to develop.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Actual results could vary from the estimates that were used.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Earnings Per Share

The company adapted Statement of Financial Accounting
Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

NOTE 2   INCOME TAXES

(Loss) from operations before income taxes                 $ ( 14,612)
                                                           ----------
The provision for income taxes is estimated as follows:
Currently payable	                                          $        0
                                                           ----------
Deferred receivable                                        $        0
                                                           ----------
A reconciliation of the provision for income taxes
   compared with the amounts at the U.S. Federal statutory
   rate was as follows:
Tax (refund) at U.S. Federal statutory income
   tax rate                                                $        0
                                                           ----------

Deferred income tax assets and liabilities reflect the
   impact of temporary differences between amounts of
   assets and liabilities for financial reporting purposes
   and the basis of such assets and liabilities as measured
   by tax laws.  The net deferred tax asset is             $        0
                                                           ----------
Temporary differences and carryfowards that give use to deferred tax assets and liabilities included the following:

                                                  Deferred Tax
                                         -------------------------------
                                         Assets              Liabilities
                                       ---------             -----------
Net operating loss                     $ 480,385             $        0
Valuation allowance                      480,385                      0
                                       ---------             ----------
Total deferred taxes                   $       0             $        0
                                       =========             ==========

As discussed in note 6, there is doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

Balance, October 1, 1999                                 $ 475,000

Addition to allowance for three months ended
   December 31, 1999                                         5,385
                                                         ---------
Balance, December 31,                                    $ 480,385

NOTE 3   TAX CARRYFORWARD

The company has the following tax carryforwards at December 31, 1999:

                                                               Expiration
      Year Ended                              Amount               Date

September 30, 1999                           $  215,474           2019
September 30, 1998                              614,265           2018
September 30, 1997                              279,456           2012
September 30, 1996                               78,959           2011
                                             ----------
                                             $1,188,154

NOTE 4   RENT

The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the three months ended
December 31, 1999 was $4,391.

NOTE 5   STOCK OPTION PLAN

The company adopted the National Healthcare Technology, Inc. 1998 stock option plan. The board of directors is required to designate a committee of not less then three directors to administer the plan. The committee has the power to:

A.   Designate participants
B.   Determine the number of shares to be covered by options
C.   Determine the terms and conditions of any options
D.   Administer the plan

The maximum number of shares that may be issued under the option plan is 5,000,000. In addition, no participant shall be granted more than 500,000 shares in any one fiscal year.

The company did not grant any options during the current year.

The option plan terminates on September 30, 2000.

NOTE 6   GOING CONCERN

These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal cause of business over a reasonable length of time. The company has incurred development losses of $1,219,572 from inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 7   PREFERRED STOCK

No rights or preferences have been assigned to the preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

     National Healthcare Technology, Inc. (the Company) was organized February 29, 1996 as "Patriot Holding Corporation" and subsequently changed its name to "National Healthcare Technology, Inc." on August 26, 1996. Between 1996 and 1999, the Company was unsuccessful in raising sufficient capital to begin and complete a proposed double-blind study of an intravenous drug called Magekelate. The Company did raise $1,000,000 which was used to pay its operating expenses and general and administrative expenses as well as expenses related to starting the double-blind study. Following its inability to raise capital and needing to conserve its financial resources, the Company dismissed all of its employees in early 1999. The developer of Magkelate passed away in the fall of 1999 and the Magkelate patent has expired. Since 1999, the Company has been substantially inactive. The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of December 31, 1999 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 31, 1999, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company
received no revenues during this period.   The capital raised was
expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange

Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Item No. 1 - Legal Proceedings

             Not Applicable.

Item No. 2 - Changes in Securities

             Not Applicable.

Item No. 3 - Defaults upon Senior Securities

             Not applicable.

Item No. 4 - Submission of Matter to a vote of Securities Holders

             Not applicable.

Item No. 5 - Other Information

             Not applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended December 31, 1999.
(b)   Exhibits
27 Financial Data Schedule

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    NATIONAL HEALTHCARE TECHNOLOGY, INC.



Date: February 15, 2000
By /s/ James Smith
James Smith, CEO




By  /s/Toni A. Hussain
Toni A. Hussain, Secretary/Treasurer