Form 10QSB
period 2000-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2000-05-15
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                        Outstanding at March 31, 2000
     Common Stock, $.001                       5,575,000 shares
          par value                         Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes|_| No|X|

NATIONAL HEALTHCARE TECHNOLOGY, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

      A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL

      National Healthcare Technology, Inc. (the "Company") was organized February 29, 1996 as "Patriot Holding Corporation" and subsequently changed its name to "National Healthcare Technology, Inc." on August 26, 1996. Between 1996 and 1999, the Company was unsuccessful in raising sufficient capital to begin and complete a proposed double-blind study of an intravenous drug called Magkelate. The Company did raise $1,000,000 which was used to pay its operating expenses and general and administrative expenses as well as expenses related to starting the double-blind study. Following its inability to raise capital and needing to conserve its financial resources, the Company dismissed all of its employees in early 1999. The developer of Magkelate passed away in the fall of 1999 and the Magkelate patent has expired. Since 1999, the Company has been substantially inactive. The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

      During the quarter ended March 31, 2000, the Company received a loan of $20,000 from Stein's Holdings, Inc., a publicly held company in which two of the Company's directors are also directors. The Company used the loan proceeds to pay its outstanding bills. The note is due on June 1, 2000 and the interest rate for the loan is 12% annually. At the discretion of the lender, the Company may satisfy the note through the issuance of shares of the Company's common stock. The Company is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

      For the six months ended March 31, 2000, the Company had total assets of approximately $7,100 compared to total assets of approximately $32,536 for the six months ended March 31, 1999. The difference in the two periods results from the Company having used its cash to pay its expenses over the past year while no new funds were received. For the six months ended March 31, 2000, the Company had liabilities of approximately $29,000 compared to no liabilities for the same period during the previous fiscal year. The reason for the differences between the two periods is that the Company had the cash to pay all of its expenses last year while this year it is having to borrow money to pay its expenses.

      For the six months ended March 31, 2000 and March 31, 1999, the Company had no revenues. Its expenses for the six months ended March 31, 2000 were approximately $39,000 while its expenses for the period ended March 31, 1999 were approximately $200,000. The expenses for this year were composed mostly of professional fees for filing the Company's registration statement on Form 10-SB and for auditing and office expense. For the period ended March 31, 2000, the Company was still attempting to commence its double blind study of Magkelate and the expenses resulted from those efforts along with salaries and other office expenses.

      The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

      During the period from November 5, 1989 (inception) through March 31, 2000, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital. During the quarter ended March 31, 2000, the Company borrowed $20,000 at 12% from a company in which two of its directors, Messrs. Smith and Einhorn, are also directors. The Company used the loan proceeds to pay its outstanding bills.

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

NEED FOR ADDITIONAL FINANCING

      The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses. The loan of $20,000 that the Company received during the quarter ended March 31, 2000 was used to pay the Company's expenses, with most of the proceeds being used to pay the costs of registering the Company under the 1934 Act and the Company's compliance with the reporting requirements of the 1934 Act.

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

Item No. 6 - Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the three months ended March 31, 2000.

         (b)   Exhibits

         99 Financial Statements for the periods ended March 31, 2000 and 1999

         27 Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: May 11, 2000
                                   By /s/ James Smith
                                      ------------------------------------------
                                          James Smith, CEO


                                   By  /s/Toni A. Hussain
                                      ------------------------------------------
                                          Toni A. Hussain, Secretary/Treasurer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT .........................................               1

FINANCIAL STATEMENTS

       Balance Sheets...........................................................               2

       Statements of Operations.................................................               3

       Statement of Changes in Stockholders' Equity (Deficit)....................          4 - 5

       Statements of Cash Flows.................................................           6 - 7

       Notes to Financial Statements............................................          8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of National Healthcare Technology, Inc. as of March 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Healthcare Technology, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Moffitt & Company, P.C.
Scottsdale, Arizona

April 30, 2000

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                              2000           1999
                                                          -----------    -----------
CURRENT ASSETS
       Cash                                               $       275    $    23,858
       Loan receivable, Stein's Holdings, Inc.                  5,299          8,678
       Prepaid insurance                                        1,600              0
                                                          -----------    -----------
            TOTAL ASSETS                                  $     7,174    $    32,536
                                                          ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                   $     9,239    $         0
       Accrued interest                                            72              0
       Note payable                                            20,000              0
                                                          -----------    -----------

            TOTAL CURRENT LIABILITIES                          29,311              0
                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.01 par value
            500,000 shares authorized
            -0- shares issued and outstanding                       0              0
          Common stock, $.001 per share
            25,000,000 shares authorized
            5,575,500 shares issued and outstanding             5,575          5,575
       Paid in capital in excess of par value of stock      1,216,919      1,216,919
       Deficit accumulated during the development stage    (1,244,631)    (1,189,958)
                                                          -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (22,137)        32,536
                                                          -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                            $     7,174    $    32,536
                                                          ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      COMPARATIVE STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                                                             November 5, 1995
                                                    Six         (Date of
                                  Six Months       Months      Inception)
                                    Ended          Ended        Through
                                  March 31,       March 31,     March 31,
                                    2000            1999           2000
                                 -----------    -----------    -----------

REVENUE                          $         0    $         0    $         0

DEVELOPMENT COSTS                     39,671        200,472      1,243,031
                                 -----------    -----------    -----------
NET (LOSS) BEFORE INCOME TAXES       (39,671)      (200,472)    (1,243,031)

INCOME TAXES                               0              0          1,600
                                 -----------    -----------    -----------

NET (LOSS)                       $   (39,671)   $  (200,472)   $(1,244,631)
                                 ===========    ===========    ===========


NET (LOSS) PER COMMON SHARE

       Basic and diluted         $      (.01)   $      (.03)
                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted           5,575,500      5,575,500
                                 ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                                    Preferred Stock            Common Stock
                               -----------------------   -----------------------
                                 Shares       Amount       Shares        Amount
                               ----------   ----------   ----------   ----------

BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                  0   $        0            0   $        0

SHARES ISSUED FOR PATENT
   RIGHTS                               0            0    1,564,150        1,564

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996             0            0            0            0
                               ----------   ----------   ----------   ----------

BALANCE, SEPTEMBER 30, 1996             0            0    1,564,150        1,564

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                  0            0      685,850          686

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                   0            0    2,150,000        2,150

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                     0            0       61,740           62

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                     0            0       37,260           37

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                             0            0        1,000            1

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997             0            0            0            0
                               ----------   ----------   ----------   ----------

BALANCE, SEPTEMBER 30, 1997             0            0    4,500,000        4,500

                                            Paid in             Deficit
                                            Capital           Accumulated
                                           in Excess           During the
                                             of Par           Development
                                         Value of Stock          Stage
                                         --------------       ------------

BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                       $       0          $       0

SHARES ISSUED FOR PATENT
   RIGHTS                                            0                  0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996                          0            (49,807)
                                        --------------       ------------

BALANCE, SEPTEMBER 30, 1996                          0            (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                          54,601                  0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                                0                  0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                            272,821                  0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                            187,263                  0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                                      4,999                  0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997                          0           (300,410)
                                        --------------       ------------

BALANCE, SEPTEMBER 30, 1997                    519,684           (350,217)


       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                                    Preferred Stock            Common Stock
                                -----------------------   -----------------------
                                  Shares       Amount       Shares       Amount
                                ----------   ----------   ----------   ----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS                      0   $        0    1,000,000   $    1,000

SHARES ISSUED FOR SERVICES               0            0        1,000            1

SHARES ISSUED FOR SERVICES               0            0       49,000           49

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998              0            0            0            0
                                ----------   ----------   ----------   ----------

BALANCE, SEPTEMBER 30, 1998              0            0    5,550,000        5,550

SHARES ISSUED FOR SERVICES               0            0       25,500           25

NET (LOSS) FOR THE SIX MONTHS
   ENDED MARCH 31, 1999                  0            0            0            0
                                ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 1999                  0            0    5,575,500        5,575

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1999                    0            0            0            0
                                ----------   ----------   ----------   ----------
BALANCE, SEPTEMBER 30, 1999              0            0    5,575,500        5,575

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   MARCH 31, 2000                        0            0            0            0
                                ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 2000                  0   $        0    5,575,500   $    5,575
                                ==========   ==========   ==========   ==========

                                       Paid in                     Deficit
                                       Capital                   Accumulated
                                      in Excess                  During the
                                        of Par                   Development
                                    Value of Stock                  Stage
                                    --------------             -------------

WARRANTS EXERCISED, NET
   OF $17,440 COSTS                 $    481,560                $         0

SHARES ISSUED FOR SERVICES                 4,999                          0

SHARES ISSUED FOR SERVICES
                                         146,951                          0
NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998                    0                   (639,269)
                                    ------------                -----------

BALANCE, SEPTEMBER 30, 1998            1,153,194                   (989,486)

SHARES ISSUED FOR SERVICES                63,725                          0

NET (LOSS) FOR THE SIX MONTHS
   ENDED MARCH 31, 1999                        0                   (200,472)
                                    ------------                -----------
BALANCE, MARCH 31, 1999
                                       1,216,919                 (1,189,958)
NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1999
                                               0                    (15,002)
BALANCE, SEPTEMBER 30, 1999         ------------                -----------

NET (LOSS) FOR THE SIX                 1,216,919                 (1,204,960)
   MONTHS ENDED
   MARCH 31, 2000

BALANCE, MARCH 31, 2000                        0                    (39,671)
                                    ------------                -----------
                                    $  1,216,919                $(1,244,631)
                                    ============                ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                                                                                      November 5, 1995
                                                                            Six           (Date of
                                                          Six Months      Months         Inception)
                                                             Ended         Ended          Through
                                                           March 31,     March 31,       March 31,
                                                             2000          1999            2000
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                        $   (39,671)   $  (200,472)   $(1,244,631)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation and amortization                         0              0         22,977
             Common stock issued as payment for
                interest expense                                   0              0         12,300
             Common stock issued for services                      0         63,750        217,900
             Loss on abandoned assets                              0         65,100        120,387
             Sale of assets                                        0            500           (500)
       Increases (decreases) in:
          Prepaid insurance                                   (1,600)             0         (1,600)
          Accounts payable                                     9,239         (4,962)        (8,300)
          California franchise tax payable                      (800)             0              0
          Accrued liabilities                                     72           (775)         9,736
                                                         -----------    -----------    -----------
          NET CASH FLOWS (USED) BY
             OPERATING ACTIVITIES                            (32,760)       (76,859)      (871,731)
                                                         -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                          0        (40,179)       (87,314)
       Proceeds from sale of equipment                             0              0          5,500
                                                         -----------    -----------    -----------
          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                            0        (40,179)       (81,814)
                                                         -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loan receivable                            3,379              0          3,379
       Proceeds from notes payable                            20,000              0        215,000
       Repayments on notes payable                                 0              0        (20,000)
       Proceeds from issuance of common stock and
          subscriptions                                            0              0        798,500
       Payments on offering costs                                  0              0        (43,059)
                                                         -----------    -----------    -----------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                       23,379              0        953,820
                                                         -----------    -----------    -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                                                                      November 5, 1995
                                                               Six       (Date of
                                               Six Months     Months     Inception)
                                                  Ended       Ended       Through
                                                March 31,    March 31,   March 31,
                                                  2000         1999         2000
                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                $  (9,381)   $(117,038)   $     275

CASH BALANCE, BEGINNING OF PERIOD                  9,656      140,596            0
                                               ---------    ---------    ---------
CASH BALANCE, END OF PERIOD                    $     275    $  23,558    $     275
                                               =========    =========    =========
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                $       0    $       0    $      55
                                               =========    =========    =========
       Taxes                                   $       0    $       0    $       0
                                               =========    =========    =========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Common stock issued for notes payable   $       0    $       0    $ 175,000
                                               =========    =========    =========
       Common stock issued for patent rights   $       0    $       0    $   1,562
                                               =========    =========    =========
       Common stock issued for equipment       $       0    $       0    $  60,287
                                               =========    =========    =========
        Common stock issued for services and
          directors' fees                      $       0    $       0    $ 215,750
                                               =========    =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

            National Healthcare Technology, Inc. was organized on November 5, 1995, under the laws of the State of Colorado for the purpose of developing, manufacturing and marketing an intravenous drug and several high technology products for use in the medical industry. In 1999, the company abandoned all of its development programs and is pursuing new areas to develop.

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

            Net Earnings Per Share

            The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                                    2000        1999
                                                                ---------    ---------
(Loss) from operations before income taxes                      $ (39,671)   $(200,472)
                                                                ---------    ---------
The provision for income taxes is estimated as follows:
      Currently payable                                         $       0    $       0
                                                                ---------    ---------
      Deferred payable                                          $       0    $       0
                                                                ---------    ---------

A  reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
      Tax (refund) at U.S. Federal statutory income
         tax rate                                               $       0    $       0
                                                                ---------    ---------

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
   liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
      The net deferred tax asset is                             $       0    $       0
                                                                ---------    ---------
      The net deferred liability is                             $       0    $       0
                                                                ---------    ---------

Temporary differences and carryfowards that give use to deferred tax assets and liabilities included the following:

                                                            Deferred Tax Asset
                                                          -------------------
                                                             2000       1999
                                                          --------   --------

                                   Net operating loss     $490,000   $482,000
                                   Valuation allowance     490,000    482,000
                                                          --------   --------
                                   Total deferred taxes   $      0   $      0
                                                          ========   ========

As discussed in note 7, there is doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 INCOME TAXES (CONTINUED)

                                                             2000       1999
                                                           --------   --------

              Balance, beginning of period                 $475,000   $390,000

              Addition to allowance for six months ended
                 March 31, 2000 and 1999                     15,000     79,000
                                                           --------   --------
              Balance, end of period                       $490,000   $469,000
                                                           ========   ========

NOTE 3 TAX CARRYFORWARD

      The company has the following tax carryforwards at March 31, 2000:

                                                                    Expiration
                               Year Ended               Amount         Date
                              -------------------  -------------- --------------
                              September 30, 2000   $       39,671 $       2020
                              September 30, 1999          215,474         2019
                              September 30, 1998          614,265         2018
                              September 30, 1997          279,456         2012
                              September 30, 1996           78,959         2011
                                                   --------------
                                                   $    1,227,82
                                                   ==============

NOTE 4 NOTE PAYABLE

      On March 20, 2000, the company received a $20,000 unsecured loan from Stein's Holdings, Inc. The loan bears interest at 12% and is due on June 1, 2000.

      In the event, the note and accrued interest are not paid when due, then Stein's Holdings, Inc. may elect to have the company issue shares of its common stock (restricted) at a price to be agreed upon by both companies.

NOTE 5 RENT

      The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the six months ended March 31, 2000 and 1999 was $8,782.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 6 STOCK OPTION PLAN

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

      The company did not grant any options during the current years.

      The option plan terminates on September 30, 2000.

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $1,244,631 from inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 8 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 9 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2000 and 19999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.