Form 10QSB
period 2000-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2000-09-08
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_|No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                         Outstanding at June 30, 2000
Common Stock, $.001                         5,575,000 shares
      par value                         Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No|X|

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of June 30, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

      During the quarter ended March 31, 2000, the Company received a loan of $20,000 from Stein's Holdings, Inc., a publicly held company in which two of the Company's directors are also directors. The Company used the loan proceeds to pay its outstanding bills. The note was due on June 1, 2000 and the interest rate for the loan is 12% annually. At the discretion of the lender, the Company may satisfy the note through the issuance of shares of the Company's common stock. To date, the Note has not been repaid nor have any shares been issued in satisfaction of the Note. The Company is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

      During the quarter ended June 30, 2000, the Company sold an obsolete piece of machinery for $7,577, which machinery the Company had previously written off. The proceeds from the sale were used to pay the Company's expenses.

      The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

      During the period from November 5, 1989 (inception) through June 30, 2000, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

      For the quarter ended June 30, 2000, the Company's revenues were $7,577 and its expenses were $3,096, resulting in net income for the quarter of $4,481 compared to no revenue and expenses of $7,346 for the quarter ended June 30, 1999. For the nine months ended June 30, 2000, the Company had revenue of $7,577 and expenses of $42,767, resulting in a year-to-date loss of ($35,190) or a loss of $(.01) per share. During the nine months ended June 30, 1999, the Company had no revenue and expenses totaled $207,818, resulting in a loss of ($207,818) or a loss of $(.04) per share.

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

NEED FOR ADDITIONAL FINANCING

      The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially.

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

Item No. 6 - Exhibits and Reports on Form 8-K

      (a) No reports on Form 8-K were filed during the three months ended June 30, 2000.

      (b) Exhibits

      99 Financial Statements for the periods ended June 30, 2000 and 1999

      27 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: August 14, 2000


                                    By /s/ James Smith
                                       -----------------------------------------
                                       James Smith, CEO


                                    By /s/Toni A. Hussain
                                       -----------------------------------------
                                       Toni A. Hussain, Secretary/Treasurer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................     1

FINANCIAL STATEMENTS

       Balance Sheets .................................................     2

       Statements of Operations .......................................     3

       Statement of Changes in Stockholders' Equity (Deficit) .........   4 - 5

       Statements of Cash Flows .......................................   6 - 7

       Notes to Financial Statements ..................................   8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of National Healthcare Technology, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Healthcare Technology, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

August 3, 2000

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                        2000             1999
                                                                    -----------      -----------
CURRENT ASSETS
  Cash                                                              $       423      $    16,512
  Loan receivable, Stein's Holdings, Inc.                                 2,119            8,678
  Prepaid insurance                                                       1,200                0
                                                                    -----------      -----------

    TOTAL ASSETS                                                    $     3,742      $    25,190
                                                                    ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $       726      $         0
  Accrued interest                                                          672                0
  Note payable                                                           20,000                0
                                                                    -----------      -----------

    TOTAL CURRENT LIABILITIES                                            21,398                0
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value
       500,000 shares authorized
       -0- shares issued and outstanding                                      0                0
     Common stock, $.001 per share
       25,000,000 shares authorized
       5,575,500 shares issued and outstanding                            5,575            5,575
  Paid in capital in excess of par value of stock                     1,216,919        1,216,919
  Deficit accumulated during the development stage                   (1,240,150)      (1,197,304)
                                                                    -----------      -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (17,656)          25,190
                                                                    -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                              $     3,742      $    25,190
                                                                    ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      COMPARATIVE STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                November 5, 1995                                    November 5, 1995
                                                                   (Date of                                             (Date of
                                  Three Months   Nine Months       Inception)       Three Months     Nine Months       Inception)
                                     Ended          Ended           Through             Ended           Ended            Through
                                    June 30,       June 30,         June 30,          June 30,         June 30,         June 30,
                                      2000           2000             2000              1999             1999             1999
                                  -----------      -----------      -----------      -----------      -----------      -----------
REVENUE, SALE OF ABANDONED
   EQUIPMENT                      $     7,577      $     7,577      $     7,577      $         0      $         0      $         0

DEVELOPMENT COSTS                       3,096           42,767        1,246,127            7,346          207,818        1,197,304
                                  -----------      -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                         4,481          (35,190)      (1,238,550)          (7,346)        (207,818)      (1,197,304)

INCOME TAXES                                0                0            1,600                0                0                0
                                  -----------      -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                 $     4,481      $   (35,190)     $(1,240,150)     $    (7,346)     $  (207,818)     $(1,197,304)
                                  ===========      ===========      ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON
   SHARE

       Basic and diluted          $     (.001)     $      (.01)                      $     (.001)     $      (.04)
                                  ===========      ===========                       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON  SHARES OUTSTANDING       5,575,500        5,575,500                         5,575,500        5,575,500
                                  ===========      ===========                       ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                                            Paid in         Deficit
                                                                                            Capital       Accumulated
                                     Preferred Stock              Common Stock              in Excess     During the
                                 -----------------------     -----------------------         of Par       Development
                                   Shares        Amount       Shares         Amount      Value of Stock      Stage
                                 ---------     ---------     ---------     ---------     --------------   -----------
BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                   0     $       0             0     $       0       $       0       $       0

SHARES ISSUED FOR PATENT
   RIGHTS                                0             0     1,564,150         1,564               0               0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996              0             0             0             0               0         (49,807)
                                 ---------     ---------     ---------     ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 1996              0             0     1,564,150         1,564               0         (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                   0             0       685,850           686          54,601               0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                    0             0     2,150,000         2,150               0               0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                      0             0        61,740            62         272,821               0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                      0             0        37,260            37         187,263               0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                              0             0         1,000             1           4,999               0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997              0             0             0             0               0        (300,410)
                                 ---------     ---------     ---------     ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 1997              0             0     4,500,000         4,500         519,684        (350,217)

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                   Paid in          Deficit
                                                                                                   Capital        Accumulated
                                        Preferred Stock                 Common Stock              in Excess        During the
                                   --------------------------       -------------------------       of Par        Development
                                     Shares         Amount           Shares         Amount      Value of Stock       Stage
                                   ----------     -----------       ---------     -----------     -----------     -----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS                         0     $         0       1,000,000     $     1,000     $   481,560     $         0

SHARES ISSUED FOR SERVICES                  0               0           1,000               1           4,999               0

SHARES ISSUED FOR SERVICES                  0               0          49,000              49         146,951               0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998                 0               0               0               0               0        (639,269)

BALANCE, SEPTEMBER 30, 1998                 0               0       5,550,000           5,550       1,153,194        (989,486)

SHARES ISSUED FOR SERVICES                  0               0          25,500              25          63,725               0

NET (LOSS) FOR THE NINE
   MONTHS ENDED JUNE 30, 1999               0               0               0               0               0        (207,818)

BALANCE, JUNE 30, 1999                      0               0       5,575,500           5,575       1,216,919      (1,197,304)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   SEPTEMBER 30, 1999                       0               0               0               0               0          (7,656)

BALANCE, SEPTEMBER 30, 1999                 0               0       5,575,500           5,575       1,216,919      (1,204,960)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   JUNE 30, 2000                            0               0               0               0               0         (35,190)
                                   ----------     -----------       ---------     -----------     -----------     -----------
BALANCE, JUNE 30, 2000                      0     $         0       5,575,500     $     5,575     $ 1,216,919     $(1,240,150)
                                   ==========     ===========       =========     ===========     ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                                          November 5, 1995
                                                                               Nine           (Date of
                                                           Nine Months       Months           Inception)
                                                              Ended           Ended            Through
                                                             June 30,        June 30,          June 30,
                                                               2000            1999              2000
                                                           -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                          $   (35,190)     $  (207,818)     $(1,240,150)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation and amortization                           0                0           22,977
             Common stock issued as payment for
                interest expense                                     0                0           12,300
             Common stock issued for services                        0           63,750          217,900
             Loss on abandoned assets                                0           65,100          120,387
             Sale of assets                                          0              500             (500)
       Changes in operating assets and liabilities:
          Prepaid insurance                                     (1,200)               0           (1,200)
          Accounts payable                                         726           (4,962)         (16,813)
          California franchise tax payable                        (800)               0                0
          Accrued liabilities                                      672             (475)          10,336
                                                           -----------      -----------      -----------

          NET CASH FLOWS (USED) BY
             OPERATING ACTIVITIES                              (35,792)         (83,905)        (874,763)
                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                            0          (40,179)         (87,314)
       Proceeds from sale of equipment                               0                0            5,500
                                                           -----------      -----------      -----------

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                              0          (40,179)         (81,814)
                                                           -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loan receivable                              6,559                0            6,559
       Proceeds from notes payable                              20,000                0          215,000
       Repayments on notes payable                                   0                0          (20,000)
       Proceeds from issuance of common stock and
          subscriptions                                              0                0          798,500
       Payments on offering costs                                    0                0          (43,059)
                                                           -----------      -----------      -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                         26,559                0          957,000
                                                           -----------      -----------      -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                                 November 5, 1995
                                                                     Nine          (Date of
                                                 Nine Months       Months          Inception)
                                                    Ended           Ended           Through
                                                   June 30,        June 30,         June 30,
                                                     2000            1999             2000
                                                 -----------      ----------      ------------
NET INCREASE (DECREASE) IN CASH                  $    (9,233)     $ (124,084)     $        423

CASH BALANCE, BEGINNING OF PERIOD                      9,656         140,596                 0
                                                 -----------      ----------      ------------

CASH BALANCE, END OF PERIOD                      $       423      $   16,512      $        423
                                                 ===========      ==========      ============

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                  $         0      $        0      $         55
                                                 ===========      ==========      ============

       Taxes                                     $         0      $        0      $          0
                                                 ===========      ==========      ============

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Common stock issued for notes payable     $         0      $        0      $    175,000
                                                 ===========      ==========      ============

       Common stock issued for patent rights     $         0      $        0      $      1,562
                                                 ===========      ==========      ============

       Common stock issued for equipment         $         0      $        0      $     60,287
                                                 ===========      ==========      ============

        Common stock issued for services and
          directors' fees                        $         0      $        0      $    215,750
                                                 ===========      ==========      ============

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                                           2000           1999
                                                                        ---------      ---------
      (Loss) from operations before income taxes                        $ (35,190)     $(200,472)
                                                                        ---------      ---------

      The provision for income taxes is estimated as follows:
            Currently payable                                           $       0      $       0
                                                                        ---------      ---------
            Deferred payable                                            $       0      $       0
                                                                        ---------      ---------

      A  reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
            Tax (refund) at U.S. Federal statutory income
               tax rate                                                 $       0      $       0
                                                                        ---------      ---------

      Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
         liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
            The net deferred tax asset is                               $       0      $       0
                                                                        ---------      ---------
            The net deferred liability is                               $       0      $       0
                                                                        ---------      ---------

      Temporary differences and carryfowards that give use to deferred tax assets and liabilities included the following:


                                                Deferred Tax Asset
                                            2000             1999
                                          --------         --------

      Net operating loss                  $489,000         $482,000
      Valuation allowance                  489,000          482,000
                                          --------         --------

      Total deferred taxes                $      0         $      0
                                          ========         ========

      As discussed in note 8, there is doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 INCOME TAXES (CONTINUED)

                                                        2000         1999
                                                      --------     --------

      Balance, beginning of period                    $475,000     $390,000

      Addition to allowance for nine months ended
         June 30, 2000 and 1999                         14,000       82,000
                                                      --------     --------

      Balance, end of period                          $489,000     $472,000
                                                      ========     ========

NOTE 3 TAX CARRYFORWARD

      The company has the following tax carryforwards at June 30, 2000:

                                                          Expiration
          Year Ended                       Amount             Date
                                      -------------       ----------

      September 30, 2000              $      39,671           2020
      September 30, 1999                    215,474           2019
      September 30, 1998                    614,265           2018
      September 30, 1997                    279,456           2012
      September 30, 1996                     78,959           2011
                                      -------------

                                      $   1,227,825
                                      =============

      Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards.

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

NOTE 5 RENT

      The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the nine months ended June 30, 2000 and 1999 was $11,748.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 6 INTEREST EXPENSE

      Interest expense for the nine months ended June 30, 2000 and 1999 was $672 and $0 respectively.

NOTE 7 STOCK OPTION PLAN

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

NOTE 8 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $1,240,150 since inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 9 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

       See Accompanying Notes and Independent Accountants' Review Report.

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2000 and 1999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.