Form 10KSB
period 2000-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2001-01-11
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                        Commission File Number: 01-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 (Name of Small Business Issuer in its charter)

           Colorado                                       91-1869677
           --------                                       ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (818) 598-8888
                           --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $9,578

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of September 30, 2000 were 5,575,500. The aggregate number of shares of the voting stock held by non-affiliates on January 9, 2000 was 1,114,000. The market value of these shares, computed by reference to the market closing price on January 9, 2000 was $139,250. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A)    General

National Healthcare Technology, Inc. (the "Company") was incorporated on February 29, 1996 as "Pyramid Holdings, Inc." under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On August 26, 1996, the Company changed its name to "National Healthcare Technology, Inc." At the time of its name change, the Company entered into certain agreements to acquire a patent for Magkelate, an intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology. In exchange, the Company issued certain shares of stock to the patent holders.

At the time of the Company's patent acquisition, Magkelate had not yet been approved by the Food and Drug Administration. The Company needed to initiate and complete Phase III double blind studies of Magkelate in order to secure approval from the Food and Drug Administration for this new drug. Phases I and II had been successfully completed prior to the Company's acquisition of the patents. Although the Company was successful in raising one million dollars to help fund the Phase III studies, ultimately the Company was unable to undertake and complete the Phase III studies due to its inability to secure additional financing to fund the study.

Subsequently, in 1999, the developer of the Magkelate passed away and the patent expired, leaving the Company unable to proceed with the Phase III study even if it were able to secure financing for the study. The Board of Directors of the Company has elected as this time to attempt to locate and consummate a merger or acquisition with a private entity as the Company's principal business purpose.

The Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company's office is located at 21800 Oxnard Street, Suite 440, Woodland Hills, California 91367.

As of September 30, 2000, the Company had no employees.

Item 2. Properties.

      The Company presently shares office space with a related entity and its attorney. The Company's portion of the rent is approximately $1,500 and the lease expires in 2002. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      The Company's common stock has been traded on the OTC Electronic Bulletin Board since Winter, 1997 under the symbol "NHKT". The following table reflects the high and low quarterly bid prices for the fiscal year ended September, 2000. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the ANASD@). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                               High Bid                      Low Bid
--------------------------------------------------------------------------------
1st Qtr 2000                         .1563                         .04
--------------------------------------------------------------------------------
2nd Qtr 2000                         .125                          .03
--------------------------------------------------------------------------------
3rd Qtr 2000                         .125                          .02
--------------------------------------------------------------------------------
4th Qtr 2000                         .125                          .02
--------------------------------------------------------------------------------

As of September 30, 2000, the Company had 5,575,500 shares of its common stock issued and outstanding, of which 1,114,000 were held by non-affiliates.

The Company's CUSIP number is 635904-105. The Company has authorized a total of 25,000,000 shares of common stock, par value $.001. The Company has authorized a total of 500,000 shares of preferred stock, par value $.01 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2000, the Company estimates there are 75 "holders of record" of its common stock and estimates that there are approximately 85 beneficial shareholders of its common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of September 30, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through September 30, 2000, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The only revenues received by the Company during this period was approximately $9,500 received from the sale of assets which were previously written off by the Company.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 2000 and September 30, 1999 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on February 29, 1996 as "Patriot Holding Corporation". On August 26, 1996, the Company amended its Articles of Incorporation to change its name to "National Healthcare Technology, Inc." At the same time, the Company entered into agreements to acquire certain assets in exchange for the issuance of common stock.

In August, 1996, the Company entered into an agreement to issue 685,850 shares of its common stock to National Medical Technology, Inc. in exchange for all of its assets. National Medical Technology, Inc. was involved in the manufacturing and marketing of surgical optics, laryngoscopes, otoscopes, specula, and portable light sources. The sole shareholder of National Medical Technology, Inc. was Ivan C. Tiholiz, subsequently President and Chairman of the Board of the Company. Subsequently, National Medical Technology, Inc. was dissolved and the shares owned by it were transferred to Dr. Tiholiz.

In August, 1996, the Company entered into an agreement to issue 200,000 shares of its common stock to Ivan C. Tiholiz, subsequently President and Chairman of the Board of the Company, and William Ogden, subsequently Vice-President and Director of the Company. The stock issuance was in exchange for their assignment of all right, title and interest in the invention and in the patent of the United States of America for the invention entitled "Co-Active Instruments with Non-slip Surfaces and Method for their Manufacture". The shares were divided equally between Dr. Tiholiz and Mr. Ogden.

In August, 1996, the Company entered into an agreement to issue 1,364,150 shares of its common stock to Ivan C. Tiholiz, subsequently President and Chairman of the Board of the Company, for the assignment of all right, title and interest in an invention and patent of the United States of America relating to an invention entitled "Divalent/Monovalent Bipolar Cation Therapy for Enhancement of Tissue perfusion and Reperfusion in Disease States". This patent is the patent for Magkelate.

In August, 1996, the Company entered into an agreement to issue 2,150,000 shares of its common stock to Phoenix Consulting Services, Inc. in exchange for investment banking and consulting services that Phoenix provided to the Company.

Since the agreements described above, the Company has financed its activities through the distribution of equity capital, including a private placement of 100,000 units which raised $1,000,000 in 1997. The Company used the proceeds from this offering to commence its operations, to pay salaries, to pay general and administrative expenses and any necessary expenses. The Company hired employees and began refining the parameters of the double-blind study for Magkelate and began to develop its medical instruments division. The Company ordered a quantity of Magkelate and on May 1, 1998, began to conduct the double-blind study of Magkelate at Mission Community Hospital in Panorama City, California. The Company received indications of interest from certain hospitals in Israel and Los Angeles, California in participating in the double blind study of Magkelate. However, before the Company could enter into letters of intent with these hospitals, it would have had to raise an additional three to four million dollars. Additionally, the Company became concerned that the study being conducted at Mission Community Hospital was flawed although the results were encouraging. Due to concerns about the protocols and testing methods being used, the Company ceased the double-blind study at Mission Community Hospital and sought and received FDA approval to modify the protocols and testing procedures. However, at that time, the Company was became low on funds and could not commence the revised double-blind study without raising additional capital. The Company was unable to raise this additional capital. Shortly thereafter, the Company CEO and Chairman, Dr. Tiholiz, was diagnosed with stomach cancer. Dr. Tiholiz passed away in the fall of 1999. The co-patent holder for the diamondizing process passed away in late 1997. Following its inability to raise capital and needing to conserve its financial resources, the Company dismissed all of its employees in early 1999.

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

For the year ended September 30, 2000, the Company had revenues of $9,578. This amount reflects the proceeds from the sale of business equipment that the Company had previously written off.

For the year ended September 30, 2000, the Company had expenses of $60,876 compared to expenses of approximately $215,000 at September 30, 1999. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended September 30, 2000 was ($52,098) or ($.01) per share of common stock.

For the year ended September 30, 1999, the Company had no revenue and expenses of $214,674. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended September 30, 1999 was ($215,474) or ($.04) per share of common stock.

At September 30, 2000, shareholder equity was a deficit of $(34,564) compared to shareholder equity of $17,534 at September 30, 1999. This decrease in shareholder equity is due primarily to the Company's borrowing money to pay its debts and not having adequate revenues to pay for its expenses at the present time. The net loss per share of common stock for the year ended September 30, 2000 was (.01) compared to a net loss per share of common stock for the year ended September 30, 1999 of ($.04) per share.

Liquidity and Capital Resources

At September 30, 2000, the Company had negative working capital of approximately ($35,000) which consisted of current assets of $2,115 and current liabilities of $36,679. The Company's assets at September 30, 2000 consisted of cash of $2,115. At September 30, 1999, the Company had assets of approximately $18,000 which consisted of cash and accounts receivables. At September 30, 1999, the Company had current liabilities of $800, resulting in working capital of approximately $17,500. The current liabilities of the Company at September 30, 2000 are composed primarily of accounts payable of $13,679 and a note payable of $22,200 to a shareholder of the Company which was incurred in early 2000 to pay the Company's debts and which is presently due and owing to the shareholder.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age          Positions Held and Tenure
-----------------------------------------------------------------

Toni A. Hussain            51           Secretary and Director since August 23,
                                        1997

James Smith                56           President and Director since November 1,
                                        1997

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

JAMES H. SMITH: Mr. Smith has over 30 years of experience in automotive, electronic component manufacturing and distribution, and pharmaceutical wholesaling. Currently, Mr. Smith is chief operations officer of Decision Dynamix Corporation. Prior to that, Mr. Smith served as the president for McKesson Drug Company, which is an $11 billion wholesaler of pharmaceutical and generic products, home health care, and health and beauty care products. Prior to McKesson, Mr. Smith served as the president for the world's largest electronic component distributor, Hamilton Hallmark, which is a division of Avnet, Inc. Mr. Smith led the consolidation of Hamilton/Avnet with its third largest competitor, Hallmark Electronics. Mr. Smith also served as corporate senior vice president of Avnet, Inc.

Mr. Smith spent sixteen years with electronic component manufacturing companies:
Harris Semiconductor, Rockwell Microelectronics, ITT Semiconductor Components Group, Texas Instruments, and International Rectifier. Mr. Smith's vast experience stems from holding positions in sales, sales management, product line marketing, customer services, advertising, and worldwide sales and marketing with offshore profit and loss responsibility.

Mr. Smith graduated from Michigan State University with a Bachelor of Arts in Economics.

TONI A. HUSSAIN. Mrs. Hussain was employed by the Walt Disney Company as senior contract administrator where she was responsible for negotiating software contracts and licensing agreements. Mrs. Hussain also managed the development and construction of 25 Disney stores located in shopping centers throughout the United States. Prior to Disney, Mrs. Hussain implemented various cost reduction procedures at several ITT Corporations resulting in savings in excess of $20 million. Additionally, Mrs. Hussain administered prime contracts for several major companies ranging from $10 million to $4 billion in value.

Mrs. Hussain received a Bachelor of Arts in Mathematics and Bachelors of Science in Psychology and Teaching from Southern Illinois University in 1971. In 1973, Mrs. Hussain received a Master of Arts in Psychology. Mrs. Hussain also attended the University of Southern California Graduate School of Business where she received a Corporate Management Effectiveness Degree in 1990.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2000, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Compensation of Directors

The Company adopted an Incentive Stock Option Plan for non-employee directors on October 1, 1998. The Company has not awarded any options under this plan. No director receives or accrues any compensation for his services as a Director, including committee participation and or special assignments.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                            Position                        Filed Reports
----

Toni A. Hussain                 Director, Secretary-Treasurer   No
James Smith                     Director                        Yes
Phoenix Capital Corp.           Shareholder                     Yes
Estate of Ivan Tiholiz          Shareholder                     Yes

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 5,575,500 shares of the Company's common stock issued and outstanding on September 30, 2000. No preferred shares were issued and outstanding at September 30, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

---------------------------------------------------------------------------------------------------------
Name and Address                      Number of Shares Owned Beneficially   Percent of Beneficially Owned
                                                                            Shares
---------------------------------------------------------------------------------------------------------
Cede & Co.                            329,388                               5.9%
PO Box 222
New York NY 10274
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Name and Address                      Number of Shares Owned Beneficially   Percent of Beneficially Owned
                                                                            Shares
---------------------------------------------------------------------------------------------------------
Toni A. Hussain*                      254,000                               4.56%
24000 Laurel Place
Calabasas CA 91302
---------------------------------------------------------------------------------------------------------
Phoenix Consulting Services, Inc.     2,130,000                             38.2%
7107 Enders Avenue
San Diego CA
---------------------------------------------------------------------------------------------------------
James H. Smith*                       127,520                               2.29
348 Georgetown Avenue
San Mateo CA 94402
---------------------------------------------------------------------------------------------------------
Estate of Ivan C. Tiholiz, MD         1,950,000                             34.98%
14860 Roscoe Blvd. Ste. 307
Van Nuys CA 91402
---------------------------------------------------------------------------------------------------------
All Directors and Executive           392,020                               7.03%
Officers as a Group (two persons)
---------------------------------------------------------------------------------------------------------

* Denotes officer or director

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its attorney and with a shareholder of the Company who has loaned the Company money to fund its operations for the ast year. The Company's portion of the rent is approximately $1,500 per month and the lease runs through November, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated October 16, 2000
Balance Sheet for the Fiscal Years Ended September 30, 2000 and 1999
Statement of Operations for the Fiscal Years Ended September 30, 2000 and 1999 Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements
Independent Auditors' Report dated December 3, 1998

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 10, 2000                        NATIONAL HEALTHCARE TECHNOLOGY, INC.


                                        /s/ James Smith
                                        ----------------------------------------
                                        James Smith, President, Director


                                        /s/ Toni A. Hussain
                                        ----------------------------------------
                                        Toni A. Hussain, CFO, Director

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .........................................   1

FINANCIAL STATEMENTS

       Balance Sheets ................................................   2

       Statements of Operations ......................................   3

       Statement of Changes in Stockholders' Equity (Deficit) ........   4 - 5

       Statements of Cash Flows ......................................   6 - 7

       Notes to Financial Statements .................................   8 - 11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
(A Development Stage Company)
Woodland Hills, California

We have audited the balance sheets of National Healthcare Technology, Inc. (A Colorado Corporation and a Development Stage Company) as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of National Healthcare Technology, Inc. for the period from November 5, 1995 (Date of Inception) to September 30, 1998, were audited by other auditors whose report dated December 3, 1998, expressed an unqualified opinion on those statements with a statement that there was substantial doubt about the company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the September 30, 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the company incurred net losses of $1,257,058 from inception, needs additional capital and abandoned its present development programs. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                                      2000           1999
                                                                  -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents                                  $     2,115    $     9,656
       Accounts receivable                                                  0          8,678
                                                                  -----------    -----------

            TOTAL ASSETS                                          $     2,155    $    18,334
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                           $    13,679    $         0
       Note payable                                                    22,200              0
       Corporation income tax payable                                     800            800
                                                                  -----------    -----------

            TOTAL CURRENT LIABILITIES                                  36,679            800
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.01 par value
           500,000 shares authorized
           -0- shares issued and outstanding                                0              0
          Common stock, $.001 per share
           25,000,000 shares authorized
           5,575,500 shares issued and outstanding                      5,575          5,575
       Paid in capital in excess of par value of stock              1,216,919      1,216,919
       Deficit accumulated during the development stage            (1,257,058)    (1,204,960)
                                                                  -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (34,564)        17,534
                                                                  -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                              $     2,115    $    18,334
                                                                  ===========    ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                     November 5, 1989
                                                                         (Date of
                                                                         Inception)
                                        Years Ended September 30,         Through
                                      ----------------------------     September 30,
                                          2000             1999             2000
                                      -----------      -----------   ----------------
REVENUE
      Sale of abandoned equipment     $     9,578      $         0      $     9,578

DEVELOPMENT COSTS                          60,876          214,674        1,264,236
                                      -----------      -----------      -----------

NET (LOSS) BEFORE INCOME TAXES            (51,298)        (214,674)      (1,254,658)

INCOME TAXES                                  800              800            2,400
                                      -----------      -----------      -----------

NET (LOSS)                            $   (52,098)     $  (215,474)     $(1,257,058)
                                      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted              $      (.01)     $      (.04)
                                      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                5,575,500        5,575,500
                                      ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                                           Paid in           Deficit
                                                                                           Capital         Accumulated
                                     Preferred Stock              Common Stock             in Excess       During the
                                 -----------------------     -----------------------        of Par         Development
                                   Shares        Amount       Shares        Amount      Value of Stock        Stage
                                 ---------     ---------     ---------     ---------    --------------     -----------
BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                   0     $       0             0     $       0      $       0        $        0

SHARES ISSUED FOR PATENT
   RIGHTS                                0             0     1,564,150         1,564              0                 0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996              0             0             0             0              0           (49,807)
                                 ---------     ---------     ---------     ---------      ---------        ----------

BALANCE, SEPTEMBER 30, 1996              0             0     1,564,150         1,564              0           (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                   0             0       685,850           686         54,601                 0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                    0             0     2,150,000         2,150              0                 0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                      0             0        61,740            62        272,821                 0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                      0             0        37,260            37         187,263                 0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                              0             0         1,000             1           4,999                 0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997              0             0             0             0                0          (300,410)
                                 ---------     ---------     ---------     ---------        ---------        ----------

BALANCE, SEPTEMBER 30, 1997              0             0     4,500,000         4,500          519,684          (350,217)

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                                            Paid in           Deficit
                                                                                            Capital         Accumulated
                                    Preferred Stock              Common Stock               in Excess       During the
                                -----------------------     -----------------------          of Par         Development
                                 Shares        Amount         Shares        Amount       Value of Stock        Stage
                                ---------     ---------     ---------     ---------      --------------     -----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS                     0     $       0     1,000,000     $   1,000      $   481,560      $         0

SHARES ISSUED FOR SERVICES              0             0         1,000             1            4,999                0

SHARES ISSUED FOR SERVICES              0             0        49,000            49          146,951                0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998             0             0             0             0                 0         (639,269)
                                ---------     ---------     ---------     ---------       -----------      -----------

BALANCE, SEPTEMBER 30, 1998             0             0     5,550,000         5,550         1,153,194         (989,486)

SHARES ISSUED FOR SERVICES              0             0        25,500            25            63,725                0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1999             0             0             0             0                 0         (215,474)
                                ---------     ---------     ---------     ---------       -----------      -----------

BALANCE, SEPTEMBER 30, 1999             0             0     5,575,500         5,575         1,216,919       (1,204,960)

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2000             0             0             0             0                 0          (52,098)
                                ---------     ---------     ---------     ---------       -----------      -----------

BALANCE, SEPTEMBER 30, 2000             0     $       0     5,575,500     $   5,575       $ 1,216,919      $(1,257,058)
                                =========     =========     =========     =========       ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                                   November 5, 1989
                                                                                      (Date of
                                                                                      Inception)
                                                       Years Ended September 30,       Through
                                                       -------------------------     September 30,
                                                          2000           1999            2000
                                                       ---------      ----------   ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                       $(52,098)     $(215,474)     $(1,257,058)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Depreciation and amortization                     0              0           22,977
             Common stock issued as payment for
                interest expense                               0              0           12,300
             Common stock issued for services                  0         63,750          217,900
             Loss on abandoned assets                          0         65,100          120,387
             Gain on sale of assets                            0              0             (500)
       Changes in operating assets and liabilities:
          Accounts receivable                              8,678              0            8,678
          Accounts payable                                13,679         (4,162)          (3,860)
          Corporation income tax payable                       0            800              800
          Accrued payroll and payroll taxes                    0           (775)           9,664
                                                        --------      ---------      -----------
          NET CASH (USED) BY
             OPERATING ACTIVITIES                        (29,741)       (90,761)        (868,712)
                                                        --------      ---------      -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of property and equipment                      0        (40,179)         (87,314)
       Proceeds from sale of equipment                         0              0            5,500
                                                        --------      ---------      -----------
          NET CASH (USED) BY
             INVESTING ACTIVITIES                              0        (40,179)         (81,814)
                                                        --------      ---------      -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from notes payable                        22,200              0          217,200
       Repayments on notes payable                             0              0          (20,000)
       Proceeds from issuance of common stock
          and subscriptions                                    0              0          798,500
       Payments on offering costs                              0              0          (43,059)
                                                        --------      ---------      -----------
          NET CASH PROVIDED
             BY FINANCING ACTIVITIES                      22,200              0          952,641
                                                        --------      ---------      -----------

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                                                           November 5, 1989
                                                                               (Date of
                                                                               Inception)
                                                Years Ended September 30,       Through
                                                -------------------------     September 30,
                                                   2000          1999             2000
                                                 -------      ---------    ----------------
NET INCREASE (DECREASE) IN CASH                  $(7,541)     $(130,940)        $  2,115

CASH BALANCE, BEGINNING OF
   PERIOD                                          9,656        140,596                0
                                                 -------      ---------         --------

CASH BALANCE, END OF PERIOD                      $ 2,115      $   9,656         $  2,115
                                                 =======      =========         ========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                  $     0      $       0         $     55
                                                 =======      =========         ========

       Taxes                                     $   800      $     800         $  2,400
                                                 =======      =========         ========

NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Common stock issued for notes payable     $     0      $       0         $175,000
                                                 =======      =========         ========

       Common stock issued for patent rights     $     0      $       0         $  1,562
                                                 =======      =========         ========

       Common stock issued for equipment         $     0      $       0         $ 60,287
                                                 =======      =========         ========

       Common stock issued for services and
          directors' fees                        $     0      $  63,750         $215,750
                                                 =======      =========         ========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      National Healthcare Technology, Inc. was organized on November 5, 1995, under the laws of the state of Colorado for the purpose of developing, manufacturing and marketing an intravenous drug and several high technology products for use in the medical industry. In 1999, the company abandoned all of its medical development programs and is pursuing new areas to develop.

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

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Net (Loss) Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
      (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 2 NOTE PAYABLE

      On March 20, 2000, the company received a $20,000 loan from Stein's Holdings, Inc. The note is unsecured, bears interest at 12% and was due on June 1, 2000.

      The note provided that if the note and accrued interest were not paid on June 1, 2000, then the holder of note could elect to receive stock of the company at a price to be mutually agreed upon by both parties. As of September 30, 2000, Stein's Holdings, Inc. has not elected to convert the note to common stock.

NOTE 3 INCOME TAXES

                                                               2000           1999
                                                            ---------      ---------
(Loss) from operations before income taxes                  $ (52,098)     $(215,474)
                                                            ---------      ---------

The provision for income taxes is estimated as follows:
      Currently payable                                     $     800      $     800
                                                            ---------      ---------
      Deferred receivable                                   $       0      $       0
                                                            ---------      ---------

A reconciliation of the provision for income taxes
  taxes compared with the amounts at the federal
  statutory income tax rate was as follows:
      Tax at federal statutory income tax rate              $     800      $     800
                                                            ---------      ---------

Deferred income tax assets and liabilities reflect
  the impact of temporary differences between
  amounts of assets and liabilities for financial
  reporting purposes and the basis of such assets
  and liabilities as measured by tax laws. The net
  deferred tax asset is:                                    $       0      $       0
                                                            ---------      ---------

Temporary differences and carryfowards that give
  use to deferred tax assets and liabilities included
  the following:
                                                                 Deferred Tax
                                                            -------------------------
                                                              Assets      Liabilities
                                                            ---------     -----------
      Net operating loss                                    $ 496,000      $       0
      Valuation allowance                                     496,000              0
                                                            ---------      ---------

             Total deferred taxes                           $       0      $       0
                                                            =========      =========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3 INCOME TAXES (CONTINUED)

      As discussed in note 10, there is substantial doubt about the company's ability to continue as a going concern. Consequently, the company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

                                                           2000           1999
                                                         --------       --------

Balance, beginning of year                               $475,000       $363,370

Addition to allowance for year                             21,000         80,000

Addition due to change in corporation status
   from Colorado to California                                  0         31,630
                                                         --------       --------

Balance, end of year                                     $496,000       $475,000
                                                         ========       ========

NOTE 4 NET OPERATING LOSS CARRYFORWARD

      The company has the following net operating loss carryforward at September 30, 2000:

                                                                      Expiration
    Year Ended                                         Amount            Date
------------------                                   ----------       ----------

September 30, 2000                                   $   52,098             2020
September 30, 1999                                      215,474             2019
September 30, 1998                                      614,265             2018
September 30, 1997                                      279,456             2012
September 30, 1996                                       78,959             2011
                                                     ----------

                                                     $1,240,252
                                                     ==========

      Future changes in ownership may limit the ability of the company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 5 COMMON STOCK

      In October 1998, the board of directors authorized the issuance of 25,500 shares of common stock as compensation to officers.

NOTE 6 RENT

      The company rents its facilities on a month to month basis. The rent expense for the years ended September 30, 2000 and 1999 was $19,407 and $20,633, respectively.

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 7 INTEREST

      Interest expense for the years ended September 30, 2000 and 1999 was $2,200 and $0, respectively.

NOTE 8 LONG LIVED ASSETS

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carry amount of the asset in question may not be recoverable. The company abandoned and wrote-off $39,040 of property and equipment during the year ended September 30, 1999.

NOTE 9 STOCK OPTION PLAN

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

      The company did not grant any options under this plan.

      The option plan terminates on September 30, 2008.

NOTE 10 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $1,257,058 since inception. In addition, the company has abandoned all development activities. These factors raise substantial doubt as to the company's ability to continue as a going concern.

NOTE 11 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

            See Accompanying Notes and Independent Auditors' Report.

                            CORDOVANO & HARVEY, P.C.
                          Certified Public Accountants
                           201 Steele Street Suite 300
                             Denver, Colorado 80206
                                 (303) 329-0220
                               (303) 316-7493 Fax

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the balance sheets of National Healthcare Technology, Inc. (a development stage company) as of September 30, 1998, and the related statements of operations, shareholders' equity and cash flows for the years ended September 30, 1998 and 1997 and the period from November 5, 1995 (inception) through September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, and the period from November 5, 1995 (inception) through September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cordovano & Harvey, P.C.
Denver, Colorado
December 3, 1998
October 28, 1999