Form 10QSB
period 2000-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2001-02-15
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2000

                                       or

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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                        Outstanding at Dec. 31, 2000
Common Stock, $.001                        7,855,000 shares
     par value                             ----------------
                                       Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of December 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

During the quarter ended March 31, 2000, the Company received a loan of $20,000 from Stein's Holdings, Inc., a publicly held company in which two of the Company's directors were also directors. The Company used the loan proceeds to pay its outstanding bills. The note was due on June 1, 2000 and the interest rate for the loan is 12% annually. At the discretion of the lender, the Company may satisfy the note through the issuance of shares of the Company's common stock. At December 31, 2000, the Company repaid the Loan and accrued interest through the issuance of 2,280,000 shares of its common stock. The Company is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 31, 2000, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the quarter ended December 31, 2000, the Company had no revenue and its expenses were $13,015, resulting in a net loss for the quarter of ($13,015) compared to no revenue and expenses of $14,612 for the quarter ended December 31, 1999. The net loss per share for the three month periods ended December 31, 2000 and 1999 was nil.

The Company's assets at December 31, 2000 were zero compared to assets of approximately $2,000 at September 30, 2000. The difference is due to the Company's payment of accounts receivable. The Company's liabilities at December 31, 2000 were approximately $25,000 compared to liabilities of approximately $37,000 at September 30, 2000. Part of the difference is attributable to the cancellation of debt owed Stein's Holdings, Inc. through the issuance of stock in December, 2000. The liabilities of the Company at December 31, 2000 consist of its debt for office expenses owed to Stein's Holdings as well as fees to its attorneys, its auditors and filing service for the cost of filing its required reports under the Securities Exchange Act of 1934. Its liabilities at September 30, 2000 consisted of the same type of liabilities and its note payable of approximately $22,800.

Total shareholder equity increased from a deficit of ($34,564) at September 30, 2000 to a deficit of ($24,779) at December 31, 2000.

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

PART II

Items 1, 2, 3 and 4 - Not Applicable.

Item No. 5 - Other Information

On October 31, 2000, Irving M. Einhorn resigned as a director of the Company and was replaced by Mehrdad Alborz. Mr. Alborz is an attorney in Los Angeles, California and is a board member of Stein's Holdings, Inc.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended December 31, 2000.

(b) Exhibits

99 Financial Statements for the periods ended December 31, 2000 and 1999 27 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: February 14, 2000
                                        By /s/ James Smith
                                        ----------------------------------------
                                        James Smith, CEO


                                        By /s/Toni A. Hussain
                                        ----------------------------------------
                                        Toni A. Hussain, Secretary/Treasurer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..............................       1

FINANCIAL STATEMENTS

  Balance Sheets.....................................................       2

  Statements of Operations...........................................       3

  Statement of Stockholders' (Deficit)...............................     4 - 5

  Statements of Cash Flows...........................................     6 - 7

  Notes to Financial Statements......................................     8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of National Healthcare Technology, Inc. as of December 31, 2000, and related statements of operations, stockholders' (deficit) and cash flows for the three months ended December 31, 2000 and 1999, and for the period from November 5, 1995 (date of inception) to December 31, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Healthcare Technology, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company incurred net losses of $1,270,073 from inception, needs additional working capital and has abandoned its medical development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of National Healthcare Technology, Inc. as of September 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 16, 2000 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

January 17, 2001

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                     ASSETS

                                                          December 31,      September 30,
                                                             2000              2000
                                                          (Unaudited)        (Audited)
                                                          -----------       -----------
CURRENT ASSETS
  Cash                                                    $         0       $     2,115
                                                          ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                          $        15       $         0
  Accounts payable                                             23,964            13,679
  Note payable                                                      0            22,200
  Corporation income tax payable                                  800               800
                                                          -----------       -----------

    TOTAL CURRENT LIABILITIES                                  24,779            36,679
                                                          -----------       -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.01 per share
    Authorized 500,000 shares
    -0- shares issued and outstanding                               0                 0
  Common stock, par value $.001 per share
    Authorized 25,000,000 shares
    Issued and outstanding
      December 31, 2000 - 7,855,500 shares                      7,855                 0
      September 30, 2000 - 5,575,500 shares                         0             5,575
    Paid in capital in excess of par value of stock         1,237,439         1,216,919
    Deficit accumulated during the development stage       (1,270,073)       (1,257,058)
                                                          -----------       -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                           (24,779)          (34,564)
                                                          -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIT)                                         $         0       $     2,115
                                                          ===========       ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                      November 5, 1995
                                                                         (Date of
                                           Three Months                  Inception)
                                         Ended December 31,               Through
                                    -----------------------------       December 31,
                                       2000              1999              2000
                                    -----------       -----------     ----------------
INCOME                              $         0       $         0       $     9,578
                                    -----------       -----------       -----------

EXPENSES
    General and Administrative           13,015                 0            73,891
    Development costs                         0            14,612         1,203,360
                                    -----------       -----------       -----------

      TOTAL EXPENSES                     13,015            14,612         1,277,251
                                    -----------       -----------       -----------

NET (LOSS) BEFORE INCOME TAXES          (13,015)          (14,612)       (1,267,673)

INCOME TAXES                                  0                 0             2,400
                                    -----------       -----------       -----------

NET (LOSS)                          $   (13,015)      $   (14,612)      $(1,270,073)
                                    ===========       ===========       ===========

NET (LOSS) PER COMMON SHARE

    Basic and diluted               $      (.00)      $      (.00)
                                    ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

    Basic and diluted                 5,575,500         5,575,500
                                    ===========       ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                                 Paid in          Deficit
                                                                                                 Capital        Accumulated
                                      Preferred Stock                   Common Stock            in Excess        During the
                                 -------------------------       ------------------------         of Par        Development
                                  Shares           Amount          Shares          Amount     Value of Stock       Stage
                                 ---------       ---------       ---------       ---------    --------------     ---------
BALANCE, NOVEMBER 5, 1995
  (DATE OF INCEPTION)                    0       $       0               0       $       0       $       0       $       0

SHARES ISSUED FOR PATENT
  RIGHTS                                 0               0       1,564,150           1,564               0               0

NET (LOSS) FOR THE PERIOD
  ENDED SEPTEMBER 30, 1996               0               0               0               0               0         (49,807)
                                 ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 1996              0               0       1,564,150           1,564               0         (49,807)

SHARES ISSUED TO RELATED
  PARTY FOR EQUIPMENT                    0               0         685,850             686          54,601               0

SHARES ISSUED TO RELATED
  PARTY FOR SERVICES                     0               0       2,150,000           2,150               0               0

SALE OF COMMON STOCK,
  PURSUANT TO PRIVATE
  OFFERING, NET OF OFFERING
  COSTS OF $25,617                       0               0          61,740              62         272,821               0

CONVERSION OF PROMISSORY
  NOTES AND RELATED ACCRUED
  INTEREST TO COMMON STOCK
  UPON EFFECTIVE DATE OF
  PRIVATE OFFERING                       0               0          37,260              37         187,263               0

SHARES ISSUED TO RELATED
  PARTY FOR VEHICLE, UPON
  EFFECTIVE DATE OF PRIVATE
  OFFERING                               0               0           1,000               1           4,999               0

NET (LOSS) FOR THE YEAR
  ENDED SEPTEMBER 30, 1997               0               0               0               0               0        (300,410)
                                 ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 1997              0               0       4,500,000           4,500         519,684        (350,217)

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                                       Paid in            Deficit
                                                                                                       Capital          Accumulated
                                    Preferred Stock                       Common Stock                in Excess         During the
                              ----------------------------        -----------------------------         of Par          Development
                                Shares            Amount            Shares             Amount        Value of Stock        Stage
                              -----------       -----------       -----------       -----------      --------------     -----------
WARRANTS EXERCISED, NET
  OF $17,440 COSTS                      0       $         0         1,000,000       $     1,000       $   481,560       $         0

SHARES ISSUED FOR SERVICES              0                 0            50,000                50           151,950                 0

NET (LOSS) FOR THE YEAR
  ENDED SEPTEMBER 30, 1998              0                 0                 0                 0                 0          (639,269)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 1998             0                 0         5,550,000             5,550         1,153,194          (989,486)

SHARES ISSUED FOR SERVICES              0                 0            25,500                25            63,725                 0

NET (LOSS) FOR THE YEAR
  ENDED SEPTEMBER 30, 1999              0                 0                 0                 0                 0          (215,474)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 1999             0                 0         5,575,500             5,575         1,216,919        (1,204,960)

NET (LOSS) FOR THE YEAR
  ENDED SEPTEMBER 30, 2000              0                 0                 0                 0                 0           (52,098)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2000             0                 0         5,575,500             5,575         1,216,919        (1,257,058)

CONVERSION OF PROMISSORY
  NOTE AND RELATED ACCRUED
  INTEREST TO COMMON STOCK              0                 0         2,280,000             2,280            20,520                 0

NET (LOSS) FOR THE THREE
  MONTHS ENDED
  DECEMBER 31, 2000                     0                 0                 0                 0                 0           (13,015)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 2000              0       $         0         7,855,500       $     7,855       $ 1,237,439       $(1,270,073)
                              ===========       ===========       ===========       ===========       ===========       ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                  November 5, 1995
                                                                                     (Date of
                                                            Three Months            Inception)
                                                          Ended December 31,         Through
                                                      --------------------------    December 31,
                                                          2000           1999           2000
                                                      -----------    -----------  ----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                                        $   (13,015)   $   (14,612)   $(1,270,073)
    Adjustments to reconcile net (loss) to net
      cash (used) by operating activities:
        Depreciation and amortization                           0              0         22,977
        Common stock issued as payment for
          interest expense                                      0              0         12,300
        Common stock issued for services                        0              0        217,900
        Loss on abandoned assets                                0              0        120,387
        Gain on sale of assets                                  0              0           (500)
        Income from sale of abandoned assets                    0              0         (9,578)
    Changes in operating assets and liabilities:
      Prepaid insurance                                         0         (2,000)             0
      Accounts receivable                                       0              0          8,678
      Accounts payable                                     10,285          8,875          6,425
      Corporation income tax payable                            0              0            800
      Accrued payroll and payroll taxes                         0              0          9,664
                                                      -----------    -----------    -----------

      NET CASH (USED) BY
        OPERATING ACTIVITIES                               (2,730)        (7,737)      (881,020)
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of property and equipment                          0              0        (87,314)
    Proceeds from sale of equipment                             0              0          5,500
    Proceeds from sale of abandoned assets                      0              0          9,578
                                                      -----------    -----------    -----------

      NET CASH (USED) BY
        INVESTING ACTIVITIES                                    0              0        (72,236)
                                                      -----------    -----------    -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                          November 5, 1995
                                                                             (Date of
                                                      Three Months           Inception)
                                                    Ended December 31,       Through
                                                ------------------------     December 31,
                                                  2000           1999           2000
                                                ---------      ---------  ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Bank overdraft                              $      15      $       0     $      15
    Proceeds from notes payable                       600              0       217,800
    Repayments on notes payable                         0              0       (20,000)
    Proceeds from issuance of common stock
      and subscriptions                                 0              0       798,500
    Payments on offering costs                          0              0       (43,059)
                                                ---------      ---------     ---------
        NET CASH PROVIDED
          BY FINANCING ACTIVITIES                     615              0       953,256
                                                ---------      ---------     ---------

NET (DECREASE) IN CASH                             (2,115)        (7,737)            0

CASH BALANCE, BEGINNING OF
  PERIOD                                            2,115          9,656             0
                                                ---------      ---------     ---------

CASH BALANCE, END OF PERIOD                     $       0      $   1,919     $       0
                                                =========      =========     =========

SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the year for:

  Interest                                      $       0      $       0     $      55
                                                =========      =========     =========

  Taxes                                         $       0      $       0     $   2,400
                                                =========      =========     =========

NON CASH INVESTING AND
  FINANCING ACTIVITIES

    Common stock issued for notes payable       $  22,800      $       0     $ 197,800
                                                =========      =========     =========

    Common stock issued for patent rights       $       0      $       0     $   1,562
                                                =========      =========     =========

    Common stock issued for equipment           $       0      $       0     $  60,287
                                                =========      =========     =========

    Common stock issued for services and
      directors' fees                           $       0      $       0     $ 215,750
                                                =========      =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization and Nature of Business

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

            Net (Loss) Per Share

            The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
            (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 2      NOTE PAYABLE

            On March 20, 2000, the Company received a $20,000 loan from Stein's Holdings, Inc. The note is unsecured, bears interest at 12% and was due on June 1, 2000.

            The note provided that if the note and accrued interest were not paid on June 1, 2000, then the holder of note could elect to receive stock of the Company at a price to be mutually agreed upon by both parties. On December 31, 2000, Stein's Holdings, Inc. elected to convert the note into 2,280,000 shares of common stock.

NOTE 3      INCOME TAXES

                                                                                 2000           1999
                                                                               --------       --------
            (Loss) from operations before income taxes                         $(13,015)      $(14,612)
                                                                               --------       --------

            The provision for income taxes is estimated as follows:
              Currently payable                                                $      0       $      0
                                                                               --------       --------
              Deferred receivable                                              $      0       $      0
                                                                               --------       --------

            A reconciliation of the provision for income taxes compared with the amounts at the federal statutory income tax rate
              was as follows:
                Tax at federal statutory income tax rate                       $      0       $      0
                                                                               --------       --------

            Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
              liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. The
              net deferred tax asset is:                                       $      0       $      0
                                                                               --------       --------

            Temporary differences and carryfowards that give use to
              deferred tax assets and liabilities included the following:

                                                                                    Deferred Tax
                                                                               -----------------------
                                                                                Assets       Liabilities
                                                                               -----------------------
                      Net operating loss                                       $501,000       $      0
                      Valuation allowance                                       501,000              0
                                                                               --------       --------

                        Total deferred taxes                                   $      0       $      0
                                                                               ========       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            As discussed in note 8, there is doubt about the Company's ability to continue as a going concern. Consequently, the Company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the Company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

                                                2000          1999
                                              --------      --------

            Balance, beginning of period      $496,000      $475,000

            Addition to allowance                5,000         5,385
                                              --------      --------

            Balance, end of period            $501,000      $480,385
                                              ========      ========

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The Company has the following net operating loss carryforward at December 31, 2000:

                                                     Expiration
            Year Ended                Amount            Date
            ------------------      ----------       ----------

            December 31, 2000       $   13,015             2020
            September 30, 2000          52,098             2020
            September 30, 1999         215,474             2019
            September 30, 1998         614,265             2018
            September 30, 1997         279,456             2012
            September 30, 1996          78,959             2011
                                    ----------

                                    $1,253,267
                                    ==========

            Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 5      RENT

            The Company rents its facilities on a month to month basis. The rent expense for the three months ended December 31, 2000 and 1999 was $4,800 and $4,391, respectively.

NOTE 6      INTEREST

            Interest expense for the three months ended December 31, 2000 and 1999 was $600 and $0, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

NOTE 8      GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,270,073 since inception. In addition, the Company has abandoned all development activities. These factors raise doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate or sale of the Company to another entity.

NOTE 9      PREFERRED STOCK

            No rights or preferences have been assigned to the preferred stock.

NOTE 10     UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.