Form 10QSB
period 2001-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2001-05-15
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

State number of shares outstanding of each of the issuer' classes of common equity, as of the latest practicable date:

       Class                                       Outstanding at March 31, 2001
Common Stock, $.001                                       7,855,500 shares
     par value                                         Outstanding Securities

Transitional Small Business Disclosure Format(check one): Yes |_| No |X|

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2001 reflects no assets and substantial liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

During the quarter ended March 31, 2000, the Company received a loan of $20,000 from Stein's Holdings, Inc., a publicly held company in which two of the Company's directors were also directors. The Company used the loan proceeds to pay its outstanding bills. The note was due on June 1, 2000. At September 30, 2000, the Company repaid the note through the issuance of 2,280,000 shares of its common stock. The Company is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through March 31, 2001, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the six month period ended March 31, 2001, the Company had no revenues or income but recorded a net operating loss of ( $11,941) resulting primarily from general and administrative expenses. For the six month period ended March 31, 2000, the Company had no revenues or income but recorded a net operating loss of ( $25,059), resulting from development costs. The net loss per share for the periods ended March 31, 2001 and 2000, respectively, was nil.

For the period ended March 31, 2001, the Company had no assets and current liabilities of approximately $37,000. For the year ended September 30, 2000, the Company had total assets of approximately $2,000 and current liabilities of approximately $36,700. Shareholders' equity (deficit) for the period ended March 31, 2001 was approximately ( $37,000) compared to total shareholders' equity (deficit) of approximately ( $35,000) for the year ended September 30, 2000.

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

Items No. 1, 2, 3, 4, and 5.

Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

(b) Exhibits

99 Financial Statements for the period ended March 31, 2001
27 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: May 14, 2001                      By /s/ James Smith
                                           -------------------------------------
                                           James Smith, CEO


                                        By /s/ Toni A. Hussain
                                           -------------------------------------
                                        Toni A. Hussain, Secretary/Treasurer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...................................   1

FINANCIAL STATEMENTS

       Balance Sheets.....................................................   2

       Statements of Operations...........................................   3

       Statement of Stockholders' (Deficit)............................... 4 - 5

       Statements of Cash Flows........................................... 6 - 7

       Notes to Financial Statements......................................8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of National Healthcare Technology, Inc. as of March 31, 2001, and related statements of operations, stockholders' (deficit) and cash flows for the six months ended March 31, 2001 and 2000, and for the period from November 5, 1995 (date of inception) to March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Healthcare Technology, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred net losses of $1,282,014 from inception, needs additional working capital and has abandoned its medical development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of National Healthcare Technology, Inc. as of September 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 16, 2000, we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

April 30, 2001

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                ASSETS

                                                             March 31,      September 30,
                                                                2001            2000
                                                            (Unaudited)       (Audited)
                                                            -----------     -------------
CURRENT ASSETS
  Cash                                                      $         0      $     2,115
                                                            ===========      ===========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                            $        15      $         0
  Accounts payable
     Trade                                                       14,839           13,679
     Stein's Holdings, Inc.                                      21,066                0
  Note payable                                                        0           22,200
  Corporation income tax payable                                    800              800
                                                            -----------      -----------

       TOTAL CURRENT LIABILITIES                                 36,720           36,679
                                                            -----------      -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.01 per share
    Authorized 500,000 shares
    -0- shares issued and outstanding                                 0                0
  Common stock, par value $.001 per share
    Authorized 25,000,000 shares
    Issued and outstanding
      March 31, 2001 - 7,855,500 shares                           7,855                0
      September 30, 2000 - 5,575,500 shares                           0            5,575
  Paid in capital in excess of par value of stock             1,237,439        1,216,919
  Deficit accumulated during the development stage           (1,282,014)      (1,257,058)
                                                            -----------      -----------

       TOTAL STOCKHOLDERS' (DEFICIT)                            (36,720)         (34,564)
                                                            -----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIT)                                          $         0      $     2,115
                                                            ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                        November 5,
                                                                                                           1995
                                           Three Months                       Six Months                 (Date of
                                          Ended March 31,                   Ended March 31,             Inception)
                                   ----------------------------      ----------------------------        Through
                                       2001             2000             2001             2000        March 31, 2001
                                   -----------      -----------      -----------      -----------     --------------
INCOME                             $         0      $         0      $         0      $         0      $     9,578
                                   -----------      -----------      -----------      -----------      -----------

EXPENSES
   General and Administrative           11,941                0           24,956                0           85,832
   Development costs                         0           25,059                0           39,671        1,203,360
                                   -----------      -----------      -----------      -----------      -----------

               TOTAL EXPENSES           11,941           25,059           24,956           39,671        1,289,192
                                   -----------      -----------      -----------      -----------      -----------

NET (LOSS) BEFORE INCOME TAXES         (11,941)         (25,059)         (24,956)         (39,671)      (1,279,614)

INCOME TAXES                                 0                0                0                0            2,400
                                   -----------      -----------      -----------      -----------      -----------

NET (LOSS)                         $   (11,941)     $   (25,059)     $   (24,956)     $   (39,671)     $(1,282,014)
                                   ===========      ===========      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE

   Basic and diluted               $      (.00)     $      (.00)     $      (.00)     $      (.01)
                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

   Basic and diluted                 7,855,500        5,575,500        7,855,500        5,575,500
                                   ===========      ===========      ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                            Paid in         Deficit
                                                                            Capital      Accumulated
                              Preferred Stock          Common Stock        in Excess     During the
                              ---------------     --------------------       of Par      Development
                               Shares  Amount     Shares        Amount   Value of Stock      Stage
                              -------  ------     ------        ------   --------------  -----------
BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)            0      $0              0      $    0      $      0      $       0
SHARES ISSUED FOR PATENT
   RIGHTS                         0       0      1,564,150       1,564             0              0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996       0       0              0           0             0        (49,807)
                               ----    ----      ---------       -----      --------      ---------

BALANCE, SEPTEMBER 30, 1996       0       0      1,564,150       1,564             0        (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT            0       0        685,850         686        54,601              0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES             0       0      2,150,000       2,150             0              0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617               0       0         61,740          62       272,821              0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING               0       0         37,260          37       187,263              0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                       0       0          1,000           1         4,999              0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997       0       0              0           0             0       (300,410)
                               ----    ----      ---------       -----      --------      ---------

BALANCE, SEPTEMBER 30, 1997       0       0      4,500,000       4,500       519,684       (350,217)

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                            Paid in           Deficit
                                                                            Capital        Accumulated
                             Preferred Stock         Common Stock          in Excess       During the
                             ---------------    ---------------------        of Par        Development
                              Shares  Amount      Shares       Amount    Value of Stock        Stage
                             -------  ------    ---------      ------    --------------    -----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS              0    $  0      1,000,000      $1,000      $  481,560      $         0

SHARES ISSUED FOR SERVICES       0       0         50,000          50         151,950                0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998      0       0              0           0               0         (639,269)
                              ----    ----      ---------      ------      ----------      -----------

BALANCE, SEPTEMBER 30, 1998      0       0      5,550,000       5,550       1,153,194         (989,486)

SHARES ISSUED FOR SERVICES       0       0         25,500          25          63,725                0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1999      0       0              0           0               0         (215,474)
                              ----    ----      ---------      ------      ----------      -----------

BALANCE, SEPTEMBER 30, 1999      0       0      5,575,500       5,575       1,216,919       (1,204,960)

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2000      0       0              0           0               0          (52,098)
                              ----    ----      ---------      ------      ----------      -----------

BALANCE, SEPTEMBER 30, 2000      0       0      5,575,500       5,575       1,216,919       (1,257,058)

CONVERSION OF PROMISSORY
   NOTE AND RELATED ACCRUED
   INTEREST TO COMMON STOCK      0       0      2,280,000       2,280          20,520                0

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   MARCH 31, 2001                0       0              0           0               0          (24,956)
                              ----    ----      ---------      ------      ----------      -----------

BALANCE, MARCH 31, 2001          0    $  0      7,855,500      $7,855      $1,237,439      $(1,282,014)
                              ====    ====      =========      ======      ==========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                                    November 5, 1995
                                                                                        (Date of
                                                               Six Months               Inception)
                                                             Ended March 31,             Through
                                                         -----------------------        March 31,
                                                           2001           2000             2001
                                                         --------       --------       -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                        $(24,956)      $(39,671)      $(1,282,014)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Depreciation and amortization                      0              0            22,977
             Common stock issued as payment for
                interest expense                                0              0            12,300
             Common stock issued for services                   0              0           217,900
             Loss on abandoned assets                           0              0           120,387
             Gain on sale of assets                             0              0              (500)
             Income from sale of abandoned assets               0              0            (9,578)
       Changes in operating assets and liabilities:
          Prepaid insurance                                     0         (1,600)                0
          Accounts receivable                                   0              0             8,678
          Accounts payable                                 22,226          9,239            18,366
          Corporation income tax payable                        0           (800)              800
          Accrued liabilities                                   0             72             9,664
                                                         --------       --------       -----------

          NET CASH (USED) BY
             OPERATING ACTIVITIES                          (2,730)       (32,760)         (881,020)
                                                         --------       --------       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of property and equipment                       0              0           (87,314)
       Proceeds from sale of equipment                          0              0             5,500
       Proceeds from sale of abandoned assets                   0              0             9,578
                                                         --------       --------       -----------

       NET CASH (USED) BY
          INVESTING ACTIVITIES                                  0              0           (72,236)
                                                         --------       --------       -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                              November 5, 1995
                                                                                  (Date of
                                                         Six Months               Inception)
                                                       Ended March 31,             Through
                                                   -----------------------        March 31,
                                                     2001           2000             2001
                                                   --------       --------       -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Bank overdraft                              $     15       $      0       $      15
       Repayment of loan receivable                     600          3,379
       Proceeds from notes payable                        0         20,000         217,800
       Repayments on notes payable                        0              0         (20,000)
       Proceeds from issuance of common stock
          and subscriptions                               0              0         798,500
       Payments on offering costs                         0              0         (43,059)
                                                   --------       --------       ---------

          NET CASH PROVIDED
             BY FINANCING ACTIVITIES                    615         23,379         953,256
                                                   --------       --------       ---------

NET (DECREASE) IN CASH                               (2,115)        (9,381)              0

CASH BALANCE, BEGINNING OF
   PERIOD                                             2,115          9,656               0
                                                   --------       --------       ---------

CASH BALANCE, END OF PERIOD                        $      0       $    275       $       0
                                                   ========       ========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                    $      0       $      0       $      55
                                                   ========       ========       =========

       Taxes                                       $      0       $      0       $   2,400
                                                   ========       ========       =========

NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Common stock issued for notes payable       $ 22,800       $      0       $ 197,800
                                                   ========       ========       =========

       Common stock issued for patent rights       $      0       $      0       $   1,562
                                                   ========       ========       =========

       Common stock issued for equipment           $      0       $      0       $  60,287
                                                   ========       ========       =========

       Common stock issued for services and
          directors' fees                          $      0       $      0       $ 215,750
                                                   ========       ========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 2 NOTE PAYABLE

      On March 20, 2000, the Company received a $20,000 loan from Stein's Holdings, Inc. The note was unsecured, accrued interest at 12% and was due on June 1, 2000.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2 NOTE PAYABLE (CONTINUED)

      The note provided that if the note and accrued interest were not paid on June 1, 2000, then the holder of note could elect to receive stock of the Company at a price to be mutually agreed upon by both parties. On March 31, 2001, Stein's Holdings, Inc. elected to convert the note into 2,280,000 shares of common stock.

NOTE 3 INCOME TAXES

                                                             2001        2000
                                                           --------    --------

(Loss) from operations before income taxes                 $(24,956)   $(39,671)
                                                           --------    --------

The provision for income taxes is estimated
 as follows:
      Currently payable                                    $      0    $      0
                                                           --------    --------
      Deferred receivable                                  $      0    $      0
                                                           --------    --------

Significant components of the Company's
 deferred tax asset are as follows:

                                                              Deferred Tax
                                                       -------------------------
                                                        Assets       Liabilities
                                                       --------      -----------

Net operating loss                                     $506,000         $  0
Valuation allowance                                     506,000            0
                                                       --------         ----

       Total deferred taxes                            $      0         $  0
                                                       ========         ====

As discussed in Note 6, there is doubt about the Company's ability to continue as a going concern. Consequently, the Company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the Company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

                                                        2001              2000
                                                      --------          --------

Balance, beginning of period                          $496,000          $475,000

Addition to allowance                                   10,000            15,000
                                                      --------          --------

Balance, end of period                                $506,000          $490,000
                                                      ========          ========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 NET OPERATING LOSS CARRYFORWARD

      The Company has the following net operating loss carryforward at March 31, 2001:

                                                                      Expiration
    Year Ended                                      Amount               Date
------------------                                ----------          ----------

March 31, 2001                                    $   24,956             2021
December 31, 2000                                     13,015             2020
September 30, 2000                                    52,098             2020
September 30, 1999                                   215,474             2019
September 30, 1998                                   614,265             2018
September 30, 1997                                   279,456             2012
September 30, 1996                                    78,959             2011
                                                  ----------

                                                  $1,278,223
                                                  ==========

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

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,282,014 since inception. In addition, the Company has abandoned all development activities. These factors raise doubt as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate or sale of the Company to another entity.

NOTE 7 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 8 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.