Form 10QSB
period 2001-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2001-08-14
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

      Class                        Outstanding at June 30, 2001
Common Stock, $.001                        7,855,500 shares
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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of June 30, 2001 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through June 30, 2001, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the quarter ended June 30, 2001, the Company had no revenue and its expenses were $10,225, resulting in a net loss for the quarter of ($10,225) compared to revenue of $7,577 and expenses of $3,096 for the quarter ended June 30, 2000, with net income of $4,481. For the nine months ended June 30, 2001, the Company had no revenue and expenses of $35,181, for a net year-to-date loss of $(35,181) or a net loss of ($nil) per share. For the nine months ended June 30, 2000, the Company had revenue of $7,577 and expenses of $42,767, resulting in a year-to-date loss of ($35,190) or a loss of $(.01) per share.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Items No. 1, 2, 3, 4, 5 - Not applicable.

Item No. 6 B Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2001.

(b) Exhibits

99 Financial Statements for the periods ended June 30, 2001 and 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: August 9, 2001

                                  By /s/ James Smith
                                     ------------------------------------
                                     James Smith, CEO


                                  By /s/ Toni A. Hussain
                                     ------------------------------------
                                     Toni A. Hussain, Secretary/Treasurer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................    1

FINANCIAL STATEMENTS

       Balance Sheets..................................................    2

       Statements of Operations........................................    3

       Statement of Stockholders' (Deficit)............................  4 - 5

       Statements of Cash Flows........................................  6 - 7

       Notes to Financial Statements................................... 8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of National Healthcare Technology, Inc. as of June 30, 2001, and related statements of operations, stockholders' (deficit) and cash flows for the nine months ended June 30, 2001 and 2000, and for the period from November 5, 1995 (date of inception) to June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Healthcare Technology, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company incurred net losses of $1,292,239 from inception, needs additional working capital and has abandoned its medical development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of National Healthcare Technology, Inc. as of September 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 16, 2000, we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

July 27, 2001

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                     ASSETS

                                                                     June 30,          September 30,
                                                                       2001                2000
                                                                    (Unaudited)          (Audited)
                                                                    -----------         -----------
CURRENT ASSETS
       Cash                                                         $         0         $     2,115
                                                                    ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Bank overdraft                                               $        15         $         0
       Accounts payable
          Trade                                                          17,833              13,679
          Stein's Holdings, Inc.                                         28,297                   0
       Note payable                                                           0              22,200
       Corporation income tax payable                                       800                 800
                                                                    -----------         -----------

            TOTAL CURRENT LIABILITIES                                    46,945              36,679
                                                                    -----------         -----------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.01 per share
         Authorized 500,000 shares
         -0- shares issued and outstanding                                    0                   0
       Common stock, par value $.001 per share
         Authorized 25,000,000 shares
         Issued and outstanding
           June 30, 2001 - 7,855,500 shares                               7,855                   0
           September 30, 2000 - 5,575,500 shares                              0               5,575
       Paid in capital in excess of par value of stock                1,237,439           1,216,919
       Deficit accumulated during the development stage              (1,292,239)         (1,257,058)
                                                                    -----------         -----------

            TOTAL STOCKHOLDERS' (DEFICIT)                               (46,945)            (34,564)
                                                                    -----------         -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                             $         0         $     2,115
                                                                    ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                                        November 5,
                                                                                                                           1995
                                                     Three Months                            Nine Months                 (Date of
                                                     Ended June 30,                        Ended June 30,                Inception)
                                            ------------------------------        -------------------------------         Through
                                                2001               2000               2001                2000         June 30, 2001
                                            -----------         ----------        -----------         -----------      -------------
REVENUE, SALE OF ABANDONED EQUIPMENT        $         0         $    7,577        $         0         $     7,577       $     9,578
                                            -----------         ----------        -----------         -----------       -----------

EXPENSES
       General and Administrative                10,225                  0             35,181                   0            96,057
       Development costs                              0              3,096                  0              42,767         1,203,360
                                            -----------         ----------        -----------         -----------       -----------

               TOTAL EXPENSES                    10,225              3,096             35,181              42,767         1,299,417
                                            -----------         ----------        -----------         -----------       -----------

INEOME (LOSS) BEFORE INCOME TAXES               (10,225)             4,481            (35,181)            (35,190)       (1,289,839)

INCOME TAXES                                          0                  0                  0                   0             2,400
                                            -----------         ----------        -----------         -----------       -----------

NET INCOME (LOSS)                           $   (10,225)        $    4,481        $   (35,181)        $   (35,190)      $(1,292,239)
                                            ===========         ==========        ===========         ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE

       Basic and diluted                    $      (.00)        $      .00        $      (.00)        $      (.01)
                                            ===========         ==========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                      7,855,500          5,575,500          7,855,500           5,575,500
                                            ===========         ==========        ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                             Paid in         Deficit
                                                                                             Capital        Accumulated
                                                                                            in Excess       During the
                                   Preferred Stock                  Common Stock              of Par        Development
                                Shares        Amount           Shares          Amount     Value of Stock       Stage
                               ---------     ---------        ---------        ------     --------------    -----------
BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                 0     $       0                0        $    0        $      0        $       0

SHARES ISSUED FOR PATENT
   RIGHTS                              0             0        1,564,150         1,564               0                0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996            0             0                0             0               0          (49,807)
                               ---------     ---------        ---------        ------        --------        ---------

BALANCE, SEPTEMBER 30, 1996            0             0        1,564,150         1,564               0          (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                 0             0          685,850           686          54,601                0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                  0             0        2,150,000         2,150               0                0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                    0             0           61,740            62         272,821                0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                    0             0           37,260            37         187,263                0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                            0             0            1,000             1           4,999                0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997            0             0                0             0               0         (300,410)
                               ---------     ---------        ---------        ------        --------        ---------

BALANCE, SEPTEMBER 30, 1997            0             0        4,500,000         4,500         519,684         (350,217)

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                     Paid in            Deficit
                                                                                                     Capital          Accumulated
                                                                                                    in Excess         During the
                                         Preferred Stock                  Common Stock               of Par           Development
                                     Shares          Amount            Shares         Amount      Value of Stock         Stage
                                    ---------       ---------        ---------        ------        ----------        -----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS                         0       $       0        1,000,000        $1,000        $  481,560        $         0

SHARES ISSUED FOR SERVICES                  0               0           50,000            50           151,950                  0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998                 0               0                0             0                 0           (639,269)
                                    ---------       ---------        ---------        ------        ----------        -----------

BALANCE, SEPTEMBER 30, 1998                 0               0        5,550,000         5,550         1,153,194           (989,486)

SHARES ISSUED FOR SERVICES                  0               0           25,500            25            63,725                  0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1999                 0               0                0             0                 0           (215,474)
                                    ---------       ---------        ---------        ------        ----------        -----------

BALANCE, SEPTEMBER 30, 1999                 0               0        5,575,500         5,575         1,216,919         (1,204,960)

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2000                 0               0                0             0                 0            (52,098)
                                    ---------       ---------        ---------        ------        ----------        -----------

BALANCE, SEPTEMBER 30, 2000                 0               0        5,575,500         5,575         1,216,919         (1,257,058)

CONVERSION OF PROMISSORY
   NOTE AND RELATED ACCRUED
   INTEREST TO COMMON STOCK                 0               0        2,280,000         2,280            20,520                  0

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   JUNE 30, 2001                            0               0                0             0                 0            (35,181)
                                    ---------       ---------        ---------        ------        ----------        -----------

BALANCE, JUNE 30, 2001                      0       $       0        7,855,500        $7,855        $1,237,439        $(1,292,239)
                                    =========       =========        =========        ======        ==========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                          November 5, 1995
                                                                                               (Date of
                                                                  Nine Months                 Inception)
                                                                 Ended June 30,                Through
                                                           -------------------------           June 30,
                                                             2001             2000               2001
                                                           --------         --------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                          $(35,181)        $(35,190)        $(1,282,014)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Depreciation and amortization                        0                0              22,977
             Common stock issued as payment for
                interest expense                                  0                0              12,300
             Common stock issued for services                     0                0             217,900
             Loss on abandoned assets                             0                0             120,387
             Gain on sale of assets                               0                0                (500)
             Income from sale of abandoned assets                 0                0              (9,578)
       Changes in operating assets and liabilities:
           Prepaid insurance                                      0           (1,200)                  0
          Accounts receivable                                     0                0               8,678
          Accounts payable                                   32,451              726              18,366
          Corporation income tax payable                          0             (800)                800
          Accrued liabilities                                     0              672               9,664
                                                           --------         --------         -----------

          NET CASH (USED) BY
             OPERATING ACTIVITIES                            (2,730)         (35,792)           (881,020)
                                                           --------         --------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                         0                0             (87,314)
       Proceeds from sale of equipment                            0                0               5,500
       Proceeds from sale of abandoned assets                     0                0               9,578
                                                           --------         --------         -----------

       NET CASH (USED) BY INVESTING ACTIVITIES                    0                0             (72,236)
                                                           --------         --------         -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                    November 5, 1995
                                                                                        (Date of
                                                            Nine Months                Inception)
                                                           Ended June 30,               Through
                                                     -------------------------          June 30,
                                                       2001             2000              2001
                                                     --------         --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank overdraft                                $     15         $      0         $      15
       Repayment of loan receivable                       600            6,559
       Proceeds from notes payable                          0           20,000           217,800
       Repayments on notes payable                          0                0           (20,000)
       Proceeds from issuance of common stock
          and subscriptions                                 0                0           798,500
       Payments on offering costs                           0                0           (43,059)
                                                     --------         --------         ---------

          NET CASH PROVIDED
             BY FINANCING ACTIVITIES                      615           26,559           953,256
                                                     --------         --------         ---------
NET (DECREASE) IN CASH                                 (2,115)          (9,233)                0

CASH BALANCE, BEGINNING OF PERIOD                       2,115            9,656                 0
                                                     --------         --------         ---------

CASH BALANCE, END OF PERIOD                          $      0         $    423         $       0
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

NON-CASH INVESTING AND
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
                                                     ========         ========         =========

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced.

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2 DEVELOPMENT STAGE OPERATIONS (CONTINUED)

      The Company expensed $1,203,360 of development costs from November 5, 1995 (date of inception) to June 30, 2000.

NOTE 3 NOTE PAYABLE

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

NOTE 4 INCOME TAXES

                                                                               2001             2000
                                                                            ---------         --------
      (Loss) from operations before income taxes                            $ (35,181)        $(35,190)
                                                                            ---------         --------

      The provision for income taxes is estimated as follows:
            Currently payable                                               $       0         $      0
                                                                            ---------         --------
            Deferred receivable                                             $       0         $      0
                                                                            ---------         --------

      Significant components of the Company's deferred tax asset are as follows:

                                                                                  Deferred Tax
                                                                            --------------------------
                                                                              Assets         Liabilities
                                                                            ---------        -----------
            Net operating loss                                              $ 511,000         $      0
            Valuation allowance                                               511,000                0
                                                                            ---------         --------

                   Total deferred taxes                                     $       0         $      0
                                                                            =========         ========

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

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 INCOME TAXES (CONTINUED)

                                            2001            2000
                                          --------        --------

      Balance, beginning of period        $496,000        $475,000

      Addition to allowance                 15,000          14,000
                                          --------        --------

      Balance, end of period              $511,000        $489,000
                                          ========        ========

NOTE 5 NET OPERATING LOSS CARRYFORWARD

      The Company has the following net operating loss carryforward at June 30, 2001:

                                                            Expiration
           Year Ended                  Amount                  Date
      ---------------------         ------------         ----------------

      June 30, 2001                 $     35,181               2021
      December 31, 2000                   13,015               2020
      September 30, 2000                  52,098               2020
      September 30, 1999                 215,474               2019
      September 30, 1998                 614,265               2018
      September 30, 1997                 279,456               2012
      September 30, 1996                  78,959               2011
                                    ------------

                                    $  1,288,448
                                    ============

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

       See Accompanying Notes and Independent Accountants' Review Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6 STOCK OPTION PLAN (CONTINUED)

      The maximum number of shares that may be issued under the option plan is 5,000,000. In addition, no participant shall be granted more than 500,000 shares in any one fiscal year.

      The Company did not grant any options under this plan.

      The option plan terminates on September 30, 2008.

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,292,239 since inception. In addition, the Company has abandoned all development activities. These factors raise doubt as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate or sale of the Company to another entity.

NOTE 8 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 9 RENT

      The Company rents its office space on a month-to-month basis from a related entity. Rent expense for the nine months ended June 30, 2001 and 2000 was $13,800 and $11,748, respectively

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.