Form 10KSB
period 2001-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2001-12-28
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended September 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of September 30, 2001 were 7,855,500. The aggregate number of shares of the voting stock held by non-affiliates on December 24, 2001 was 1,114,000. The market value of these shares, computed by reference to the market closing price on December 24, 2001 was $27,850. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Subsequently, in 1999, the developer of the Magkelate passed away and the patent expired, leaving the Company unable to proceed with the Phase III study even if it were able to secure financing for the study. The Board of Directors of the Company has elected as this time to attempt to locate and consummate a merger or acquisition with a private entity as the Company's principal business purpose. On September 14, 2001, the Company entered into a Letter of Intent for a proposed business combination with Madison Technology Systems, Inc. On November 16, 2001, Madison informed the Company that it was not proceeding with the proposed business combination. At the present time, the status of this proposed transaction is uncertain.

The Company's office is located at 21800 Oxnard Street, Suite 440, Woodland Hills, California 91367.

As of September 30, 2001, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company's portion of the monthly rent is approximately $1,500 and the lease expires in 2002. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Winter, 1997 under the symbol "NHKT". The following table reflects the high and low quarterly bid prices for the fiscal year ended September, 2001. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period                      High Bid                   Low Bid
--------------------------  -------------------------- -------------------------

1st Qtr 2001                .02                        .12
--------------------------  -------------------------- -------------------------

2nd Qtr 2001                .12                        .12
--------------------------  -------------------------- -------------------------

3rd Qtr 2001                .12                        .12
--------------------------  -------------------------- -------------------------

4th Qtr 2001                .12                        .15
--------------------------  -------------------------- -------------------------

As of September 30, 2001, the Company had 7,855,500 shares of its common stock issued and outstanding, of which 1,114,000 were held by non-affiliates.

The Company's CUSIP number is 635904-105. The Company has authorized a total of 25,000,000 shares of common stock, par value $.001. The Company has authorized a total of 500,000 shares of preferred stock, par value $.01 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2001, the Company estimates there are 75 "holders of record" of its common stock and estimates that there are approximately 85 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of September 30, 2001 reflects no assets and significant liabilities which the Company is obligated to pay. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from November 5, 1995 (inception) through September 30, 2001, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The only revenue received by the Company during this period was approximately $9,500 received from the sale of assets which were previously written off by the Company.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 2001 and September 30, 2000 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on November 5, 1995 as "Patriot Holding Corporation". On August 26, 1996, the Company amended its Articles of Incorporation to change its name to "National Healthcare Technology, Inc." At the same time, the Company entered into agreements to acquire certain assets in exchange for the issuance of common stock.

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

In March, 2001, the Company issued 2,280,000 shares of its common stock to Stein's Holdings, Inc. in satisfaction of a note payable of $20,000 and accrued interest owed to Stein's Holdings, Inc.

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

In September, 2001, the Company entered into a letter of intent with Madison Technology Systems, Inc. for a proposed business combination. Madison paid a deposit of $52,000 to the Company which the Company utilized to pay its outstanding bills and to continue operations pending the completion of the acquisition. Madison subsequently informed the Company in November that it was not proceeding with the proposed transaction. Discussions are being had by the parties to resolve this matter but the outcome of the proposed transaction is doubtful at this time.

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

For the year ended September 30, 2001, the Company had no revenue. For the year ended September 30, 2000, the Company had revenue of approximately $9,500 resulting from the sale of previously written off equipment. For the year ended September 30, 2001, the Company had expenses of $52,663 compared to expenses of approximately $61,000 at September 30, 2000. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended September 30, 2001 was ($53,463) or ($.01) per share of common stock compared to the net loss for the ended September 30, 2000 of ($52,098) or ($.01) per share of common stock.

At September 30, 2001, shareholders' equity was a deficit of $(65,227) compared to shareholders' deficit of ($34,564) at September 30, 2000. This increase in shareholders' deficit is due primarily to the Company's not having adequate revenues to pay for its expenses at the present time.

Liquidity and Capital Resources

At September 30, 2001, the Company had negative working capital of approximately ($65,000) which consisted of no current assets and current liabilities of approximately ($65,000). At September 30, 2000, the Company had assets of approximately $2,000 which consisted of cash. At September 30, 2000, the Company had current liabilities of approximately $37,000, resulting in negative working capital of approximately ($35,000). The current liabilities of the Company at September 30, 2001 are composed primarily of accounts payable to a related entity of $35,811, deposit on merger of approximately $18,000 and accounts payable of $10,312.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
-------------------------------------------------------------
Toni A. Hussain         52          Secretary and Director since August 23,
                                    1997

James Smith             57          President and Director since November 1,
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

JAMES H. SMITH: Mr. Smith has over 30 years of experience in automotive, electronic component manufacturing and distribution, and pharmaceutical wholesaling. Mr. Smith was a founder, president and chief executive officer of Nexion, Inc. Prior to that, Mr. Smith was chief operations officer of Decision Dynamix Corporation. Prior to that, Mr. Smith served as the president for McKesson Drug Company, which is an $11 billion wholesaler of pharmaceutical and generic products, home health care, and health and beauty care products. Prior to McKesson, Mr. Smith served as the president for the world's largest electronic component distributor, Hamilton Hallmark, which is a division of Avnet, Inc. Mr. Smith led the consolidation of Hamilton/Avnet with its third largest competitor, Hallmark Electronics. Mr. Smith also served as corporate senior vice president of Avnet, Inc. Mr. Smith is also president and a director of Stein's Holdings, Inc., which is an affiliate of the Company.

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

Item 10.    Executive Compensation.

During fiscal 2001, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in- control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual=s employment with the Company, or from a change in control of the Company or a change in the individual=s responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company=s common stock:

Name                    Position                            Filed Reports

Toni A. Hussain         Director, Secretary-Treasurer       No
James Smith             Director                            Yes
Phoenix Capital Corp.   Shareholder                         Yes
Estate of Ivan Tiholiz  Shareholder                         Yes
Stein's Holdings, Inc.  Shareholder                         Yes

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

There were 7,855,500 shares of the Company's common stock issued and outstanding on September 30, 2001. No preferred shares were issued and outstanding at September 30, 2001. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address                Number of Shares Owned     Percent of Beneficially Owned
                                Beneficially               Shares
----------------                ----------------------     -----------------------------
Cede & Co.                      329,388                    5.9%
PO Box 222
New York NY 10274


Name and Address                  Number of Shares Owned    Percent of Beneficially Owned
                                  Beneficially              Shares
----------------                 ----------------------     -----------------------------
Stein's Holdings, Inc.(1)        2,280,000                  29.02%
21800 Oxnard Street Suite 440
Woodland Hills CA 91367

Toni A. Hussain*                 254,000                    4.56%
21800 Oxnard Street Suite 440
Woodland Hills CA 91367

Phoenix Consulting Services      2,130,000                  38.2%
21800 Oxnard Street ste 440
Woodland Hills CA 91367

James H. Smith*(1)               2,407,520                  30.65%
21800 Oxnard Street Suite 440
Woodland Hills CA 91367

Estate of Ivan C. Tiholiz,       1,950,000                  34.98%
14860 Roscoe Blvd. Ste. 307
Van Nuys CA 91402

All Directors and Executive      2,672,020                  34.01%
Officers as a Group (two persons)

--------------------------------------------------------------------------------
* Denotes officer or director
(1) Includes 2,280,000 shares owned by Stein's Holdings, Inc., a company in which Mr. Smith serves as an officer and director. Mr. Smith disclaims an beneficial interest in the shares owned by Stein's Holdings, Inc.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated November 6, 2001
Balance Sheet for the Fiscal Years Ended September 30, 2001 and 2000
Statement of Operations for the Fiscal Years Ended September 30, 2001 and 2000 Statement of Shareholders' (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 26, 2001                   NATIONAL HEALTHCARE TECHNOLOGY, INC.

                                    /s/ James Smith
                                    ----------------
                                    James Smith, President, Director


                                    /s/ Toni A. Hussain
                                    -------------------
                                    Toni A. Hussain, CFO, Director

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .......................................        1

FINANCIAL STATEMENTS

       Balance Sheets ..............................................        2

       Statements of Operations ....................................        3

       Statement of Stockholders' (Deficit) ........................      4 - 5

       Statements of Cash Flows ....................................      6 - 7

       Notes to Financial Statements ...............................     8 - 11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
National Healthcare Technology, Inc.
(A Development Stage Company)
Woodland Hills, California

We have audited the balance sheets of National Healthcare Technology, Inc. (A Colorado Corporation and a Development Stage Company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended and the statements of operations and cash flows for the period from November 5, 1995 to September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from November 5, 1995 to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 7 to the financial statements, the company incurred net losses of $1,310,521 from inception, has no revenue, needs additional capital and has abandoned its present development programs. These factors raise substantial doubt about its ability to continue as a going concern. Managements plans regarding these matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Moffitt & Company, P.C.
Scottsdale, Arizona

November 6, 2001, except for Note 11 which is dated November 16, 2001.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                           ASSETS

                                                            2001             2000
                                                        -----------      -----------
CURRENT ASSETS
  Cash                                                  $         0      $     2,115
                                                        ===========      ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable
      Trade                                             $    10,312      $    13,679
      Stein's Holdings, Inc.                                 35,811                0
   Note payable, Stein's Holdings, Inc.                           0           22,200
   Corporation income tax payable                               800              800
   Deposit on merger                                         18,304                0
                                                        -----------      -----------

        TOTAL CURRENT LIABILITIES                            65,227           36,679
                                                        -----------      -----------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, par value $.01 per share
      Authorized 500,000 shares
      -0- shares issued and outstanding                           0                0
   Common stock, par value $.001 per share
      Authorized 25,000,000 shares
      Issued and outstanding
         September 30, 2001 - 7,855,500 shares                7,855                0
         September 30, 2000 - 5,575,500 shares                    0            5,575
   Paid in capital in excess of par value of stock        1,237,439        1,216,919
   Deficit accumulated during the development stage      (1,310,521)      (1,257,058)
                                                        -----------      -----------

        TOTAL STOCKHOLDERS' (DEFICIT)                       (65,227)         (34,564)
                                                        -----------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          (DEFICIT)                                     $         0      $     2,115
                                                        ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                November 5, 1995
                                                                    (Date of
                                                                    Inception)
                                   Years Ended September 30,         Through
                                 ----------------------------     September 30,
                                     2001            2000             2001
                                 -----------      -----------   ----------------

REVENUE, SALE OF ABANDONED
  EQUIPMENT                      $         0      $     9,578      $     9,578
                                 -----------      -----------      -----------

EXPENSES
    Development costs                      0           60,876        1,264,236
    General and administrative        52,663                0           52,663
                                 -----------      -----------      -----------

         TOTAL EXPENSES               52,663           60,876        1,316,899
                                 -----------      -----------      -----------

(LOSS) BEFORE INCOME TAXES           (52,663)         (51,298)      (1,307,321)

INCOME TAXES                             800              800            3,200
                                 -----------      -----------      -----------

NET (LOSS)                       $   (53,463)     $   (52,098)     $(1,310,521)
                                 ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE

    Basic and diluted            $      (.01)     $      (.01)
                                 ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

    Basic and diluted              6,715,500        5,575,500
                                 ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                                              Paid in       Deficit
                                                                                              Capital     Accumulated
                                      Preferred Stock             Common Stock               in Excess    During the
                                   ---------------------     -----------------------           of Par     Development
                                   Shares       Amount        Shares         Amount       Value of Stock     Stage
                                   -------     ---------     ---------     ---------      --------------  -----------
BALANCE, NOVEMBER 5, 1995
   (DATE OF INCEPTION)                   0     $       0             0     $       0         $       0     $       0

SHARES ISSUED FOR PATENT
   RIGHTS                                0             0     1,564,150         1,564                 0             0

NET (LOSS) FOR THE PERIOD
   ENDED SEPTEMBER 30, 1996              0             0             0             0                 0       (49,807)
                                   -------     ---------     ---------     ---------         ---------     ---------

BALANCE, SEPTEMBER 30, 1996              0             0     1,564,150         1,564                 0       (49,807)

SHARES ISSUED TO RELATED
   PARTY FOR EQUIPMENT                   0             0       685,850           686            54,601             0

SHARES ISSUED TO RELATED
   PARTY FOR SERVICES                    0             0     2,150,000         2,150                 0             0

SALE OF COMMON STOCK,
   PURSUANT TO PRIVATE
   OFFERING, NET OF OFFERING
   COSTS OF $25,617                      0             0        61,740            62           272,821             0

CONVERSION OF PROMISSORY
   NOTES AND RELATED ACCRUED
   INTEREST TO COMMON STOCK
   UPON EFFECTIVE DATE OF
   PRIVATE OFFERING                      0             0        37,260            37           187,263             0

SHARES ISSUED TO RELATED
   PARTY FOR VEHICLE, UPON
   EFFECTIVE DATE OF PRIVATE
   OFFERING                              0             0         1,000             1             4,999             0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1997              0             0             0             0                 0      (300,410)
                                   -------     ---------     ---------     ---------         ---------     ---------

BALANCE, SEPTEMBER 30, 1997              0             0     4,500,000         4,500           519,684      (350,217)

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                                                      Paid in           Deficit
                                                                                                      Capital         Accumulated
                                       Preferred Stock                    Common Stock               in Excess        During the
                                  ---------------------------     ---------------------------          of Par         Development
                                    Shares          Amount           Shares         Amount         Value of Stock        Stage
                                  -----------     -----------     -----------     -----------      --------------     -----------
WARRANTS EXERCISED, NET
   OF $17,440 COSTS                         0     $         0       1,000,000     $     1,000        $   481,560     $         0

SHARES ISSUED FOR SERVICES                  0               0          50,000              50            151,950               0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1998                 0               0               0               0                  0        (639,269)
                                  -----------     -----------     -----------     -----------        -----------     -----------

BALANCE, SEPTEMBER 30, 1998                 0               0       5,550,000           5,550          1,153,194        (989,486)

SHARES ISSUED FOR SERVICES                  0               0          25,500              25             63,725               0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 1999                 0               0               0               0                  0        (215,474)
                                  -----------     -----------     -----------     -----------        -----------     -----------

BALANCE, SEPTEMBER 30, 1999                 0               0       5,575,500           5,575          1,216,919      (1,204,960)

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2000                 0               0               0               0                  0         (52,098)
                                  -----------     -----------     -----------     -----------        -----------     -----------

BALANCE, SEPTEMBER 30, 2000                 0               0       5,575,500           5,575          1,216,919      (1,257,058)

CONVERSION OF PROMISSORY
   NOTE AND RELATED ACCRUED
   INTEREST TO COMMON STOCK -
   MARCH 31, 2001                           0               0       2,280,000           2,280             20,520               0

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2001                 0               0               0               0                  0         (53,463)
                                  -----------     -----------     -----------     -----------        -----------     -----------

BALANCE, SEPTEMBER 30, 2001                 0     $         0       7,855,500     $     7,855        $ 1,237,439     $(1,310,521)
                                  ===========     ===========     ===========     ===========        ===========     ===========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                                          November 5, 1995
                                                                                              (Date of
                                                                                              Inception)
                                                           Years Ended September 30,           Through
                                                           -------------------------        September 30,
                                                             2001             2000               2001
                                                           --------         --------      ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                          $(53,463)        $(52,098)        $(1,310,521)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Depreciation and amortization                        0                0              22,977
             Common stock issued as payment for
                interest expense                                600                0              12,900
             Common stock issued for services                     0                0             217,900
             Loss on abandoned assets                             0                0             120,387
             Gain on sale of assets                               0                0                (500)
             Income from sale of abandoned assets                 0                0              (9,578)
       Changes in operating assets and liabilities:
          Accounts receivable                                     0            8,678               8,678
          Accounts payable                                   32,444           13,679              28,584
          Corporation income tax payable                          0                0                 800
          Accrued liabilities                                     0                0               9,664
          Deposit on merger                                  18,304                0              18,304
                                                           --------         --------         -----------

          NET CASH (USED) BY
             OPERATING ACTIVITIES                            (2,115)         (29,741)           (880,405)
                                                           --------         --------         -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of property and equipment                         0                0             (87,314)
       Proceeds from sale of equipment                            0                0               5,500
       Proceeds from sale of abandoned assets                     0                0               9,578
                                                           --------         --------         -----------

       NET CASH (USED) BY
          INVESTING ACTIVITIES                                    0                0             (72,236)
                                                           --------         --------         -----------

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
               FOR THE PERIOD NOVEMBER 5, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                                    November 5, 1995
                                                                                       (Date of
                                                                                       Inception)
                                                     Years Ended September 30,          Through
                                                     -------------------------        September 30,
                                                       2001             2000              2001
                                                     --------         --------      ----------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from notes payable                   $      0         $ 22,200         $ 217,200
       Repayments on notes payable                          0                0           (20,000)
       Proceeds from issuance of common stock
          and subscriptions                                 0                0           798,500
       Payments on offering costs                           0                0           (43,059)
                                                     --------         --------         ---------

          NET CASH PROVIDED
             BY FINANCING ACTIVITIES                        0           22,200           952,641
                                                     --------         --------         ---------

NET (DECREASE) IN CASH                                 (2,115)          (7,541)                0

CASH BALANCE, BEGINNING OF
   PERIOD                                               2,115            9,656                 0
                                                     --------         --------         ---------

CASH BALANCE, END OF PERIOD                          $      0         $  2,115         $       0
                                                     ========         ========         =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   Cash paid during the year for:

       Interest                                      $      0         $      0         $      55
                                                     ========         ========         =========

       Taxes                                         $    800         $    800         $   2,400
                                                     ========         ========         =========

NON-CASH INVESTING AND
   FINANCING ACTIVITIES

   Common stock issued for notes payable             $ 22,800         $      0         $ 197,800
                                                     ========         ========         =========

   Common stock issued for patent rights             $      0         $      0         $   1,562
                                                     ========         ========         =========
   Common stock issued for equipment                 $      0         $      0         $  60,287
                                                     ========         ========         =========

   Common stock issued for services and
       directors' fees                               $      0         $      0         $ 215,750
                                                     ========         ========         =========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of September 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced.

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 3 NOTE PAYABLE

      On March 20, 2000, the Company received a $20,000 loan from Stein's Holdings, Inc. The note was unsecured, accrued interest at 12% and was due on June 1, 2000. The note provided that if the note and accrued interest were not paid on June 1, 2000, then the holder of the note could elect to receive stock of the Company at a price to be mutually agreed upon by both parties. On March 31, 2001, Stein's Holdings, Inc. elected to convert the note into 2,280,000 shares of common stock.

NOTE 4 INCOME TAXES

                                                         2001            2000
                                                      ---------       ---------

(Loss) from operations before income taxes            $ (53,463)      $ (52,098)
                                                      ---------       ---------

The provision for income taxes is estimated
  as follows:
      Currently payable                               $       0       $       0
                                                      ---------       ---------
      Deferred                                        $       0       $       0
                                                      ---------       ---------

Significant components of the Company's
  deferred tax asset are as follows:

                                                            Deferred Tax
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
      Net operating loss                              $ 517,000       $ 475,000
      Valuation allowance                               517,000         475,000
                                                      ---------       ---------

             Total deferred taxes                     $       0       $       0
                                                      =========       =========

      As discussed in Note 7, there is substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company must maintain a 100% valuation allowance for the deferred tax asset as there is doubt that the Company will generate profits which will be absorbed by the tax differences. A reconciliation of the valuation allowance is as follows:

                                                        2001               2000
                                                      --------          --------

Balance, beginning of period                          $496,000          $475,000

Addition to allowance                                   21,000            21,000
                                                      --------          --------

Balance, end of period                                $517,000          $496,000
                                                      ========          ========

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 5 NET OPERATING LOSS CARRYFORWARD

      The Company has the following net operating loss carryforward at September 30, 2001:

                                                                      Expiration
                   Year Ended                            Amount          Date
               ------------------                      ----------     ----------

               September 30, 2001                      $   53,463        2021
               September 30, 2000                          52,098        2020
               September 30, 1999                         215,474        2019
               September 30, 1998                         614,265        2018
               September 30, 1997                         279,456        2012
               September 30, 1996                          78,959        2011
                                                       ----------

                                                       $1,293,715
                                                       ==========

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

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,310,521 since inception, has no revenue, needs additional capital and has abandoned all development activities. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

            See Accompanying Notes and Independent Auditors' Report.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 7 GOING CONCERN (CONTINUED)

      Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate or sale of the Company to another entity.

NOTE 8 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 9 RENT

      The Company rents its office space on a month-to-month basis from a related entity. Rent expense for the years ended September 30, 2001 and 2000 was $18,000 and $19,407, respectively

NOTE 10 INTEREST

      Interest expense for the year ended September 30, 2001 was $1,488.

NOTE 11 PROPOSED BUSINESS COMBINATION

      On September 14, 2001, the Company signed a letter of intent for a proposed business combination with Madison Technology Systems, Inc.

      On November 16, 2001, Madison Technology Systems, Inc. notified the Company that it planned to cancel the proposed combination. As of the date of this report, the status of the combination is not known. Management is currently pursuing other potential merger candidates.

            See Accompanying Notes and Independent Auditors' Report.