Form 10QSB
period 2001-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2002-02-14
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

  |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Colorado                                   91-1869677
    -------------------------------                   -------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 598-8888
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X|    No |_|

As of February 12, 2002 7,855,500 shares of Common Stock of the issuer were outstanding.

                              VENTURELIST.COM, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.   Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               PART II

Item 1.   Legal Proceedings

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                                              December 31,     September 30,
                                                                  2001             2001
                                                              -----------------------------
                                                              (Unaudited)
                                                              -----------       -----------
ASSETS                                                        $        --       $        --

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                     $    24,854       $    10,312
    Stein's Holdings, Inc.                                         35,811            35,811
  Income tax payable                                                  800               800
  Deposit on merger                                                18,304            18,304
                                                              -----------       -----------
    Total current liabilities                                      79,769            65,227
                                                              -----------       -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                       --                --
  Common stock, $.001 par value, 25,000,000 shares
    authorized: 7,855,500 shares issued and outstanding:            7,855             7,855
  Additional paid in capital                                    1,237,439         1,237,439
  Deficit accumulated during the development stage             (1,325,063)       (1,310,521)
                                                              -----------       -----------
    Total stockholders' equity (deficit)                          (79,769)          (65,227)
                                                              -----------       -----------
                                                              $        --       $        --
                                                              ===========       ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Inception
                                              Three Months Ended               through
                                                  December 31,               December 31,
                                             2001              2000             2001
                                         -----------       -----------       ------------
Revenue                                  $        --       $        --       $     9,578

Expenses:
  Development costs                               --                --         1,264,236
  General and administrative                  14,542            13,015            67,205
                                         -----------       -----------       -----------
                                              14,542            13,015         1,331,441
                                         -----------       -----------       -----------
Net loss before income taxes                  14,542            13,015         1,321,863

Income taxes                                      --                --             3,200
                                         -----------       -----------       -----------
Net loss                                 $   (14,542)      $   (13,015)      $(1,325,063)
                                         ===========       ===========       ===========

Basic net loss per common share          $      0.00       $      0.00
                                         ===========       ===========

Weighted average shares outstanding        7,855,500         5,575,500
                                         ===========       ===========

See accompanying notes to interim condensed consolidated financial statements.

                                           NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                 Inception
                                                                    Three Months Ended            through
                                                                         December 31,           December 31,
                                                                    2001           2000            2001
                                                                  --------       --------       -----------
Cash flows from operating activities:
  Net loss                                                        $(14,542)      $(13,015)      $(1,325,063)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     --             --            22,977
      Common stock issued for settlement of interest expense            --             --            12,900
      Common stock issued for services                                  --             --           217,900
      Loss on abandoned assets                                          --             --           120,387
      Gain on sale of assets                                            --             --              (500)
      Income from sale of abandoned assets                              --             --            (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                                14,542         10,285            61,468
    Corporate income tax payable                                        --             --               800
    Deposit on merger                                                   --             --            18,304
                                                                  --------       --------       -----------
        Net cash provided by (used in) operating activities             --         (2,730)         (880,405)
                                                                  --------       --------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                                    --             --           (87,314)
  Proceeds from the sale of equipment                                   --             --             5,500
  Proceeds from the sale of abandoned assets                            --             --             9,578
                                                                  --------       --------       -----------
        Net cash provided by (used in) investing activities             --             --           (72,236)
                                                                  --------       --------       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                           --            615           217,200
  Payments on notes payable                                             --             --           (20,000)
  Proceeds from the sale of common stock                                --             --           798,500
  Payments on offering costs                                            --             --            (2,730)
                                                                  --------       --------       -----------
        Net cash provided by financing activities                       --            615           952,641
                                                                  --------       --------       -----------

Net increase (decrease) in cash and cash equivalents                    --         (2,115)               --
Cash and cash equivalents at beginning of period                        --          2,115                --
                                                                  --------       --------       -----------
Cash and cash equivalents at end of period                        $     --       $     --       $        --
                                                                  ========       ========       ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001

Note 1:Presentation

The condensed balance sheet of the Company as of December 31, 2001, the related condensed statements of operations and cash flows for the three months ended December 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the National Healthcare Technology, Inc.'s September 30, 2001 Form 10-KSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of December 31, 2001 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 31, 2001, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the quarter ended December 31, 2001, the Company had no revenue and its expenses were $14,542, resulting in a net loss for the quarter of $14,542 compared to no revenue and expenses of $13,015 for the quarter ended December 31, 2000 and a net loss of $13,015.

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

PART II - OTHER INFORMATION

Items No. 1, 2, 3, 4, 5 - Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits - none

      b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: February 12, 2002                        By: /s/ James Smith
                                               James Smith, CEO


                                               By: /s/ Toni Hussain
                                               Toni Hussain, CFO