Form 10QSB
period 2002-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2002-05-20
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               Colorado 91-1869677
                (State or other jurisdiction of incorporation or
                 organization)(IRS Employer Identification No.)


           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                                 (818) 598-8888
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

As of May 17, 2002 7,855,500 shares of Common Stock of the issuer were outstanding.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.         Financial Statements

                Management's Discussion and Analysis of Financial Condition and
Item 2.         Results of Operations

                                     PART II

Item 1.         Legal Proceedings

Item 5.         Other information

Item 6.         Exhibits and Reports on Form 8-K

                Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                   March 31,   September 30,
                                                                     2002            2001
                                                                  --------------------------
                                                                  (Unaudited)
ASSETS                                                            $        --    $        --
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                         $    30,756    $    10,312
    Stein's Holdings, Inc.                                             47,404         35,811
  Income tax payable                                                      800            800
  Deposit on merger                                                    18,304         18,304
                                                                  -----------    -----------
    Total current liabilities                                          97,264         65,227
                                                                  -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                           --             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized:  7,855,500 shares issued and outstanding:               7,855          7,855
  Additional paid in capital                                        1,237,439      1,237,439
  Deficit accumulated during the development stage                 (1,342,558)    (1,310,521)
                                                                  -----------    -----------
    Total stockholders' equity (deficit)                              (97,264)       (65,227)
                                                                  -----------    -----------
                                                                  $        --    $        --
                                                                  ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Inception
                                         Three Months Ended             Six Months Ended           through
                                              March 31,                     March 31,              March 31,
                                         2002           2001           2002           2001           2002
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $        --    $        --    $        --    $        --    $     9,578

Expenses:
  Development costs                            --             --             --             --      1,264,236
  General and administrative               17,495         11,941         32,037         24,956         84,700
                                      -----------    -----------    -----------    -----------    -----------
                                           17,495         11,941         32,037         24,956      1,348,936
                                      -----------    -----------    -----------    -----------    -----------

                                      -----------    -----------    -----------    -----------    -----------
Net loss before income taxes               17,495         11,941         32,037         24,956      1,339,358

Income taxes                                   --             --             --             --          3,200
                                      -----------    -----------    -----------    -----------    -----------

                                      -----------    -----------    -----------    -----------    -----------
Net loss                              $   (17,495)   $   (11,941)   $   (32,037)   $   (24,956)   $(1,342,558)
                                      ===========    ===========    ===========    ===========    ===========

Basic net loss per common share       $      0.00    $      0.00    $      0.00    $      0.00
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     7,855,500      7,855,500      7,855,500      5,575,500
                                      ===========    ===========    ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Inception
                                                                   Six Months Ended            through
                                                                       March 31,              March 31,
                                                                  2002           2001           2002
                                                               -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $   (32,037)   $   (24,956)   $(1,342,558)
    Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization                                     --             --         22,977
      Common stock issued for settlement of interest expense            --             --         12,900
      Common stock issued for services                                  --             --        217,900
      Loss on abandoned assets                                          --             --        120,387
      Gain on sale of assets                                            --             --           (500)
      Income from sale of abandoned assets                              --             --         (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                                32,037         22,226         78,963
    Corporate income tax payable                                        --             --            800
    Deposit on merger                                                   --             --         18,304
                                                               -----------    -----------    -----------
        Net cash provided by (used in) operating activities             --         (2,730)      (880,405)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                    --             --        (87,314)
  Proceeds from the sale of equipment                                   --             --          5,500
  Proceeds from the sale of abandoned assets                            --             --          9,578
                                                               -----------    -----------    -----------
        Net cash provided by (used in) investing activities             --             --        (72,236)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                                           --            615        217,200
  Payments on notes payable                                             --             --        (20,000)
  Proceeds from the sale of common stock                                --             --        798,500
  Payments on offering costs                                            --             --         (2,730)
                                                               -----------    -----------    -----------
        Net cash provided by financing activities                       --            615        952,641
                                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    --         (2,115)            --
Cash and cash equivalents at beginning of period                        --          2,115             --
                                                               -----------    -----------    -----------
Cash and cash equivalents at end of period                     $        --    $        --    $        --
                                                               ===========    ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of December 31, 2001, the related condensed statements of operations and cash flows for the three and six months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the National Healthcare Technology, Inc.'s September 30, 2001 Form 10-KSB.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through March 31, 2002, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the six months ended March 31, 2002, the Company had no revenue and its expenses were $32,037 resulting in a net loss for the six months of $32,037 compared to no revenue and expenses of $24,956 for the six months ended March 31, 2001 and a net loss of $24,956 for the six months then ended.

For the three months ended March 31, 2002, the Company had no revenue and its expenses were $17,495 resulting in a net loss for the quarter of $17,495 compared to no revenue and expenses of $11,941 for the three months ended March 31, 2001 and a net loss of $11,941.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2002 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

The Company might seek to compensate providers of services by issuing common stock in lieu of cash.

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


         NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: May 17, 2002         By:_/s/ Charles Smith
                              Charles Smith, CEO, CFO