Form 10QSB
period 2002-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2002-08-14
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

        [_]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                     OF 1934

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


         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
                    (Address of principal executive offices)

                                 (818) 227-9494
                           (Issuer's telephone number)

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

                                 Yes [X] No [_]

As of June 30, 2002 7,855,500 shares of Common Stock of the issuer were outstanding.

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

          Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                   June 30,     September 30,
                                                                     2002           2001
                                                                  -----------    -----------
                                                                  (Unaudited)
ASSETS                                                            $        --      $      --
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                         $    31,546    $    10,312
    Stein's Holdings, Inc.                                             47,404         35,811
  Income tax payable                                                      800            800
  Deposit on merger                                                    18,304         18,304
                                                                  -----------    -----------
    Total current liabilities                                          98,054         65,227
                                                                  -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                           --             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized:  7,855,500 shares issued and outstanding:               7,855          7,855
  Additional paid in capital                                        1,237,439      1,237,439
  Deficit accumulated during the development stage                 (1,343,348)    (1,310,521)
                                                                  -----------    -----------
    Total stockholders' equity (deficit)                              (98,054)       (65,227)
                                                                  -----------    -----------
                                                                  $        --      $      --
                                                                  ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Inception
                                          Three Months Ended             Nine Months Ended          Through
                                               June 30,                       June 30,              June 30,
                                      --------------------------    --------------------------    -----------
                                          2002           2001           2002           2001           2002
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $        --    $        --    $        --    $        --    $     9,578

Expenses:
  Development costs                            --             --             --             --      1,264,236
  General and administrative                  790         10,225         32,827         35,181         85,490
                                      -----------    -----------    -----------    -----------    -----------
                                              790         10,225         32,827         35,181      1,349,726
                                      -----------    -----------    -----------    -----------    -----------

                                      -----------    -----------    -----------    -----------    -----------
Net loss before income taxes                  790         10,225         32,827         35,181      1,340,148

Income taxes                                   --             --             --             --          3,200
                                      -----------    -----------    -----------    -----------    -----------

                                      -----------    -----------    -----------    -----------    -----------
Net loss                              $      (790)   $   (10,225)   $   (32,827)   $   (35,181)   $(1,343,348)
                                      ===========    ===========    ===========    ===========    ===========

Basic net loss per common share       $      0.00    $      0.00    $      0.00    $      0.00
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     7,855,500      7,855,500      7,855,500      7,855,500
                                      ===========    ===========    ===========    ===========


 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Inception
                                                                    Nine Months Ended          Through
                                                                        June 30,               June 30,
                                                                 ----------------------      -----------
                                                                   2002          2001           2002
                                                                 --------      --------      -----------
Cash flows from operating activities:
  Net loss                                                       $(32,827)     $(35,181)     $(1,343,348)
    Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization                                    --            --           22,977
      Common stock issued for settlement of interest expense           --            --           12,900
      Common stock issued for services                                 --            --          217,900
      Loss on abandoned assets                                         --            --          120,387
      Gain on sale of assets                                           --            --             (500)
      Income from sale of abandoned assets                             --            --           (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                               32,827        35,451           79,753
    Corporate income tax payable                                       --            --              800
    Deposit on merger                                                  --            --           18,304
                                                                 --------      --------      -----------
        Net cash provided by (used in) operating activities            --        (2,730)        (880,405)
                                                                 --------      --------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                                   --            --          (87,314)
  Proceeds from the sale of equipment                                  --            --            5,500
  Proceeds from the sale of abandoned assets                           --            --            9,578
                                                                 --------      --------      -----------
        Net cash provided by (used in) investing activities            --            --          (72,236)
                                                                 --------      --------      -----------

Cash flows from financing activities:
  Proceeds from notes payable                                          --           615          217,200
  Payments on notes payable                                            --            --          (20,000)
  Proceeds from the sale of common stock                               --            --          798,500
  Payments on offering costs                                           --            --           (2,730)
                                                                 --------      --------      -----------
        Net cash provided by financing activities                      --           615          952,641
                                                                 --------      --------      -----------

Net increase (decrease) in cash and cash equivalents                   --        (2,115)              --
Cash and cash equivalents at beginning of period                       --         2,115               --
                                                                 --------      --------      -----------
Cash and cash equivalents at end of period                       $     --      $     --      $        --
                                                                 ========      ========      ===========


 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations and cash flows for the three and nine months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the National Healthcare Technology, Inc.'s September 30, 2001 Form 10-KSB.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through June 30, 2002, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the six months ended June 30, 2002, the Company had no revenue and its expenses were $32,827 resulting in a net loss for the six months of $32,827 compared to no revenue and expenses of $35,181 for the nine months ended June 30, 2001 and a net loss of $35,181 for the nine months then ended.

For the three months ended June 30, 2002, the Company had no revenue and its expenses were $790 resulting in a net loss for the quarter of $790 compared to no revenue and expenses of $10,225 for the three months ended June 30, 2001 and a net loss of $10,225.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule

504 of Regulation D in 1997. The Company's balance sheet as of June 30, 2002 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

The Company was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc., and Sanitec USA National, Inc. against the Company and others. This action arises out transaction by and between the Company and Madison Technology, Inc. and seeks the return of funds paid to the Company in connection with that transaction as well as punitive and other damages including a RICO claim. The Company intends to vigorously defend itself in this matter and has filed an answer denying all substantive claims.

Items No.  2, 3, 4, 5 - Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

         None.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: August 14, 2002                     By:  /s/ Charles Smith
                                               ----------------------------
                                               Charles Smith, CEO, CFO

Certifications

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of National Healthcare Technology, Inc , a Colorado corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

      The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2002               By: /s/ Charles Smith
                                        --------------------------------
                                        Charles Smith
                                        Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of National Healthcare Technology, Inc., a Colorado corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

      The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2002               By: /s/ Charles Smith
                                        --------------------------------
                                        Charles Smith
                                        Chief Financial Officer