Form 10KSB
period 2002-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2003-01-14
CIK 1024626

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
For  the  fiscal  year  ended  September  30,  2002

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  to.

                        Commission File Number: 01-28911
                                                --------

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 (Name of Small Business Issuer in its charter)


          Colorado                                              91-1869677
         ------------                                    ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

             20700 Ventura Blvd. Suite 227, Woodland Hills CA 91364
    -------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Issuer's telephone number: (818) 227-9494
                         ------------------

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
Yes X   No
   ---    ---

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State  Issuer's  Revenues  for  its  most  recent  fiscal  year:  $0

The number of shares outstanding of the Company=s $.001 Par Value Common Stock, as of September 30, 2002 were 7,855,500. The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2002 was 1,114,000. The market value of these shares, computed by reference to the market closing price on December 31, 2002 was $11,140. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Company's office is located at 20700 Ventura Blvd., Suite 227, Woodland Hills, California 91364.

As  of  September  30,  2002,  the  Company  had  no  employees.

Item  2.  Properties.

The Company presently shares office space with a related entity and its attorney. The Company pays $1,500 in rent. The Company anticipates that this space is sufficient for the near future.

Item  3  Legal  Proceedings.

The Company was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc., and Sanitec USA
National, Inc. against the Company and others. This action arises out transaction by and between the Company and Madison Technology, Inc. and seeks the return of funds paid to the Company in connection with that transaction as well as punitive and other damages including a RICO claim. The Company intends to vigorously defend itself in this matter and has filed an answer denying all substantive claims. There can be no predictions as to the probable outcome of this matter and its effect on the Company and its shareholders.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Winter, 1997 under the symbol "NHKT". The following table reflects the high and low quarterly bid prices for the fiscal year ended September, 2002. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.



Period        High Bid  Low Bid
------------  --------  -------

4th Qtr 2001       .17      .02
------------  --------  -------

1st Qtr 2002       .10      .02
------------  --------  -------

2nd Qtr 2002       .05      .02
------------  --------  -------

3rd Qtr 2002       .03      .02
------------  --------  -------

As of September 30, 2002, the Company had 7,855,500 shares of its common stock issued and outstanding, of which 1,114,000 were held by non-affiliates.

The Company's CUSIP number is 635904-105. The Company has authorized a total of 25,000,000 shares of common stock, par value $.001. The Company has authorized a total of 500,000 shares of preferred stock, par value $.01 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2002, the Company estimates there are 75 "holders of record" of its common stock and estimates that there are approximately 85 beneficial shareholders of its common stock. In October, 2002, the Company's Board of Directors approved a proposal to increase the Company's capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred shares along. This matter will be submitted to a vote of shareholders in early 2003. Additionally, the Company issued 100,000 shares of convertible, preferred stock to an affiliate in satisfaction of indebtedness in October, 2002.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

FORWARD-LOOKING  STATEMENTS  MAY  NOT  PROVE  ACCURATE
------------------------------------------------------

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of September 30, 2002 reflects no assets and significant liabilities which the Company is obligated to pay. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The  Company  will attempt to carry out its plan of business as discussed above.
The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS  OF  OPERATIONS
-----------------------

During the period from November 5, 1995 (inception) through September 30, 2002, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The only revenue received by the Company during this period was approximately $9,500 received from the sale of assets which were previously written off by the Company.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 2002 and September 30, 2001 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

In March, 2001, the Company issued 2,280,000 shares of its common stock to Stein's Holdings, Inc. in satisfaction of a note payable of $20,000 and accrued interest owed to Crown Partners, Inc. In October, 2002, the Company satisfied an additional $40,000 in debt to Crown through the issuance of 100,000 shares of the Company's convertible, preferred stock. The shares of preferred stock are convertible at the rate of one share of preferred for ten (10) shares of common stock.

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

In September, 2001, the Company entered into a letter of intent with Madison Technology Systems, Inc. for a proposed business combination. Madison paid a deposit of $52,000 to the Company which the Company utilized to pay its outstanding bills and to continue operations pending the completion of the acquisition. Madison filed suit against the Company in July, 2002 seeking the return of the deposit and other damages. The Company intends to defend itself vigorously in this matter but there can be no assurances that the Company will be successful in its defense.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

NEED  FOR  ADDITIONAL  FINANCING
--------------------------------

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

For  the  years  ended  September 30, 2002 and 2001, the Company had no revenue.
For the year ended September 30, 2002, the Company had expenses of $51,000 compared to expenses of approximately $53,000 at September 30, 2001. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended September 30, 2002 was ($51,000) or ($.01) per share of common stock compared to the net loss for the ended September 30, 2001 of ($53,463) or ($.01) per share of common stock.

At September 30, 2002, shareholders' equity was a deficit of $(116,000) compared to shareholders' deficit of approximately ($65,000) at September 30, 2001. This increase in shareholders' deficit is due primarily to the Company's not having adequate revenues to pay for its expenses at the present time.

Liquidity  and  Capital  Resources

At September 30, 2002, the Company had negative working capital of approximately ($116,000) which consisted of no current assets and current liabilities of approximately $116,000. At September 30, 2001, the Company had negative working capital of approximately ($65,000) which consisted of no current assets and current liabilities of approximately ($65,000). The current liabilities of the Company at September 30, 2002 are composed primarily of accounts payable to a related entity of $54,000 and accounts payable of $42,000.

Effect  of  Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification  of  Directors  and  Executive  Officers  of  the  Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The  principal  executive  officers and directors of the Company are as follows:


Name            Positions Held and Tenure
--------------  -----------------------------------------------

Charles Smith   President, CFO and Director since January, 2002

Mehrdad Alborz  Director and Secretary since July 1, 2002

Steven Onoue    Director since September 1, 2002


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

CHARLES SMITH. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr.  Smith's  business  affiliations  during  the last five years are as follow:
Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present; Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present; Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Mr. Smith is presently CEO, CFO and director of Crown Partners, Inc. and 20/20 Web Design, Inc., companies which trade on the OTC Electronic Bulletin Board under the symbols "CRWP" and "TWBD".

MEHRDAD ALBORZ. Mr. Alborz has been an attorney in private practice for the last four years. Prior to being an attorney, Mr. Alborz was chief financial officer of Ravissant Corporation in Pasadena, California were he increased the company's revenues from $500,000 to $1,000,000. Mr. Alborz had similar success while employed at Micro Tree Systems.

Mr. Alborz received his Juris Doctor from West Los Angeles School of Law and his Bachelor of Science in Computer Science and Automation Engineering, with a minor in Math, from California State University at Northridge.

Mr. Alborz is a director of Crown Partners, Inc. and 20/20 Web Design, Inc., companies publicly traded on the OTC Electronic Bulletin Board under the symbols "CRWP" and "TWBD."

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc., since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been a registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.

Mr. Onoue is an officer and director of Crown Partners, Inc. and a director of 20/20 Web Design, Inc., companies publicly traded on the OTC Electronic Bulletin Board under the symbols "CRWP" and "TWBD."

CONFLICTS  OF  INTEREST
-----------------------

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

Item  10.     Executive  Compensation.

During fiscal 2002, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Compensation  of  Directors
---------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company=s common stock:

Name                    Position                               Filed Reports
---------------------- ----------------------------------      ---------------

Toni A. Hussain         Director, Secretary-Treasurer                No
James Smith             Director                                     Yes
Phoenix Capital Corp.   Shareholder                                  Yes
Estate of Ivan Tiholiz  Shareholder                                  Yes
Crown Partners, Inc.    Shareholder                                  Yes
Charles Smith           Director, President, CFO                     No
Mehrdad Alborz          Director, Secretary                          No
Steven Onoue            Director                                     No

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

There were 7,855,500 shares of the Company=s common stock issued and outstanding on September 30, 2002. No preferred shares were issued and outstanding at September 30, 2002 but 100,000 shares of convertible, preferred shares are currently issued and outstanding as of the date of this report. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name  and  Address          Number  of  Shares  Owned   Percent of Beneficially
                            Beneficially                Owned  Shares
--------------------------- --------------------------- ----------------------
Cede  &  Co.
PO  Box  222
New  York  NY  10274             329,388                    5.9%
--------------------------- --------------------------- ----------------------
Crown  Partners,  Inc.(1)
20700  Ventura  Blvd.
Suite  227
Woodland  Hills  CA  91364     2,280,000                  29.02%
--------------------------- --------------------------- ----------------------
Phoenix Consulting
Services, Inc.
21800  Oxnard  Street
ste  440
Woodland  Hills  CA  91367     2,130,000                   38.2%
--------------------------- --------------------------- ----------------------
Charles  Smith*(1)
20700  Ventura  Blvd.
Suite  227
Woodland  Hills  CA  91364     2,280,000                  29.02%
--------------------------- --------------------------- ----------------------
Mehrdad  Alborz*(1)
20700  Ventura  Blvd.
Suite  227
Woodland  Hills  CA  91364     2,280,000                  29.02%
--------------------------- --------------------------- ----------------------
Steven  Onoue*(1)
20700  Ventura  Blvd.
Suite  227
Woodland Hills CA 91364        2,280,000                  29.02%
--------------------------- --------------------------- ----------------------
Estate of Ivan C. Tiholiz, MD
14860 Roscoe Blvd. Ste. 307
Van Nuys CA 91402              1,950,000                  34.98%
--------------------------- --------------------------- ----------------------
All Directors and Executive
Officers as a Group
(three persons)                2,280,000                  29.02%
--------------------------- --------------------------- ----------------------
* Denotes officer or director

(1) Includes 2,280,000 shares owned by Crown Partners, Inc., a company in which Mr. Smith, Mr. Alborz and Mr. Onoue serve as officers and directors. Mr. Smith, Mr. Alborz and Mr. Onoue disclaim any beneficial interest in the shares owned by Crown Partners, Inc. The amount listed does not include 100,000 shares of convertible, preferred stock convertible into 1,000,000 shares of common stock.


Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item  12.     Certain  Relationships  and  Related  Transactions.

The Company shares office space with its attorney and with a shareholder of the Company who has loaned the Company money to fund its operations for the past three years. The Company pays no rent at the present time.

On October 1, 2002, the Company issued 100,000 shares of its convertible preferred stock to Crown Partners, Inc. ("Crown"), an affiliate, in exchange for the cancellation of $40,000 in debt owed by the Company to Crown. This convertible preferred stock is convertible at the rate of one share of convertible preferred stock for ten (10) shares of the Company's common stock, par value $.001.

Item  13.  Exhibits  and  Reports  on  Form  8-K.


(a)    Financial  Statements  and  Schedules

The following financial statements and schedules are filed as part of this report:

Independent  Auditors'  Report  dated
Balance Sheet for the Fiscal Years Ended September 30, 2002 and 2001 Statement of Operations for the Fiscal Years Ended September 30, 2002 and 2001
Statement  of  Shareholders'  (Deficit)
Statements  of  Cash  Flows
Notes  to  Financial  Statements

List  of  Exhibits

The  following  exhibits  are  filed  with  this  report.

Financial  Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 14, 2003              NATIONAL HEALTHCARE TECHNOLOGY, INC.

                             /s/ Charles Smith
                             ----------------------------------------
                              Charles Smith, President, CFO, Director


January 14, 2003             /s/ Mehrdad Alborz
                             ---------------------------
                              Mehrdad Alborz, Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


                                  CERTIFICATION

I, Charles Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Healthcare Technology, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003              /s/ Charles Smith
                                    Name:  Charles Smith
                                    Title: President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Healthcare Technology, Inc. on Form 10-KSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                         /s/  Charles Smith
                         Charles Smith, President and Chief Financial Officer


Dated: January 14, 2003

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
  National  Healthcare  Technology,  Inc.
  Woodland  Hills,  California

We have audited the accompanying balance sheet of National Healthcare Technology, Inc. (a Development Stage Company) as of September 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses through September 30, 2002 totaling $1,361,098 and at September 30, 2002 had a capital deficit of $115,804. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone  &  Bailey,  PLLC
Houston,  Texas
www.malone-bailey.com

January  7,  2003

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2002


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                 Inception
                                       For the years ended        through
                                           September 30,       September 30,
                                     -------------------------  ------------
                                         2002         2001          2002
                                     ------------ ------------  ------------
Revenue                               $        -   $        -   $     9,578

Expenses:
  Development costs                            -            -     1,264,236
  General and administrative              49,777       52,663       102,440
                                     ------------ ------------  ------------
                                          49,777       52,663     1,366,676
                                     ------------ ------------  ------------

Loss before income taxes                 (49,777)     (52,663)   (1,357,098)

Provision for income taxes                   800          800         4,000
                                     ------------ ------------  ------------
Net loss                              $  (50,577)  $  (53,463)  $(1,361,098)
                                     ============ ============  ============
Net loss per share:
  Basic and diluted                   $    (0.01)  $    (0.01)
                                     ============ ============

Weighted average shares outstanding:
  Basic and diluted                    7,855,500    6,715,500
                                     ============ ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                For the Period from November 5, 1995 (Inception)
                           through September 30, 2002


                                                              Deficit
                                                             Accumulated
                                Common stock     Additional   during the
                             -----------------    paid in    development
                              Shares    Amount    capital       stage
                             --------   ------  ----------  ------------
Issuance of common stock
for patent rights            1,564,150  $1,564      $-           $-
Net loss                             -       -           -      (49,807)
                             ---------  ------  ----------  ------------

Balance, September 30, 1996  1,564,150   1,564           -      (49,807)

Common shares issued to
 related party for
 equipment                     685,850     686      54,601            -
Common shares issued for
 services                    2,150,000   2,150           -            -
Sale of common stock, net       61,740      62     272,821            -
Issuance of common stock
for promissory note             37,260      37     187,263            -
Common shares issued to
related party for vehicle        1,000       1       4,999            -
Net loss                             -       -           -     (300,410)
                             ---------  ------  ----------  ------------

Balance, September 30, 1997  4,500,000   4,500     519,684     (350,217)
Common stock issued for
exercise of warrants         1,000,000   1,000     481,560            -
Common shares issued for
 services                       50,000      50     151,950            -
Net loss                             -       -           -     (639,269)
                             ---------  ------  ----------  ------------

Balance, September 30, 1998  5,550,000   5,550   1,153,194     (989,486)
Common shares issued for
 services                       25,500      25      63,725            -
Net loss                             -       -           -     (215,474)
                             ---------  ------  ----------  ------------

Balance, September 30, 1999  5,575,500   5,575   1,216,919   (1,204,960)
Net loss                             -       -           -      (52,098)
                             ---------  ------  ----------  ------------

Balance, September 30, 2000  5,575,500   5,575   1,216,919   (1,257,058)
                             ---------  ------  ----------  ------------
Common stock issued for
 promissory note             2,280,000   2,280           -            -
Net loss                             -       -           -      (53,463)
                             ---------  ------  ----------  ------------

Balance, September 30, 2001  7,855,500   7,855   1,237,439   (1,310,521)
Net loss                             -       -           -      (50,577)
                             ---------  ------  ----------  ------------

Balance, September 30, 2002  7,855,500  $7,855  $1,237,439   (1,361,098)
                            ==========  ======  ==========  ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                             Inception
                                      For the years ended     through
                                         September 30,      September 30,
                                         -------------      ------------
                                         2002       2001         2001
                                      ---------- ---------  ------------
Cash flows from operating activities:
  Net loss                             $(50,577)  $(53,463)  $(1,361,098)
  Adjustments to reconcile net
  Loss to cash used in
  Operating activities:
    Depreciation and amortization             -          -        22,977
    Common stock for interest
    expense                                   -        600        12,900
    Common stock issued for services          -          -       217,900
    Loss on abandoned assets                  -          -       111,612
    Gain on sale of assets                    -          -          (500)
Changes in assets and liabilities:
  Accounts payable                       49,777     31,644        95,900
  Income tax payable                        800        800         1,600
  Deposit on merger                           -     18,304        18,304
                                      ---------- ---------  ------------

Net cash used in operating activities         -     (2,115)     (880,405)
                                      ---------- ---------  ------------

Cash flows from investing activities:
  Purchase of property and equipment          -          -       (87,314)
  Proceeds from sale of equipment             -          -        15,078
                                      ---------- ---------  ------------

Net cash used in investing activities         -          -       (72,236)
                                      ---------- ---------  ------------

Cash flows from financing activities:
  Proceeds from note payable                  -          -       217,200
  Payments on notes payable                   -          -       (20,000)
  Proceeds from sale of common
  stock, net of expenses                      -          -       755,441
                                      ---------- ---------  ------------

Net cash provided by financing
Activities                                    -          -       952,641
                                      ---------- ---------  ------------

Net decrease in cash                          -     (2,115)            -
Cash, beg. of period                          -          -             -
                                      ---------- ---------  ------------
Cash, end of period                    $      -   $      -   $         -
                                      ========== =========  ============
Supplemental information:
  Income taxes paid                    $      -   $      -   $     2,400
  Interest paid                        $      -   $      -   $        55

Supplemental non-cash transactions:
  Common stock issued for notes        $      -   $ 22,800   $   197,800
  Common stock for patent rights       $      -   $      -   $     1,564
  Common stock for equipment           $      -   $      -   $    60,287


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES

Nature of business. On November 5, 1995 National Healthcare Technology, Inc. ("National") was incorporated under the laws of the State of Colorado. National currently has no operations and in accordance with SFAS #7, is considered a development stage company.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income  Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic  Loss  Per  Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent  Accounting  Pronouncements

National does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the National's results of operations, financial position or cash flow.


NOTE  2  -  Financial  Condition  And  Going  Concern

For the years ended September 30, 2002, National incurred losses totaling $53,463 and $54,463 and at September 30, 2002 had a capital deficit of $115,804. Because of these losses, National will require additional working capital to develop business operations.

National  is  also  identifying  merger  and/or  acquisition  candidates.  As of

January 7, 2003, no acquisition or merger agreements have been closed. These conditions raise substantial doubt about National's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should National be unable to continue as a going concern.


NOTE  3  -  INCOME  TAXES

National has not yet realized income as of the date of this report, no provision for income taxes has been made. At September 30, 2002 a deferred tax asset has not been recorded due to National's lack of operations to provide income to use the net operating loss carryover of $1,343,000 that expires in years 2011 through 2022.


NOTE  4  -  STOCK  OPTION  PLAN

National adopted the National Healthcare Technology, Inc. 1998 stock option plan. The board of directors is required to designate a committee of at least 3 directors to administer the plan. The committee has the power to designate participants, determine number of shares, terms and conditions of options and administer the plan. The plan terminates on September 30, 2008.

No  options  have  been  granted  as  of  January  7,  2003.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

National leases office space from Crown Partners', Inc., a related entity, on a month to month basis for $1,500 per month. Rent expense was $18,000 for the years ended September 30, 2002 and 2001, respectively.

National  owes  Crown  Partners',  Inc.  $53,811  as  of  September  30,  2002.


NOTE  6  -  DEPOSIT  ON  MERGER

National  signed  a  letter  of intent in September 2001 with Madison Technology
Systems, Inc. ("Madison") for a proposed business combination. The business combination has been canceled and National is in litigation with Madison, accordingly, the deposit on merger is still recorded as a liability as of September 30, 2002.


NOTE  7-  CONTINGENCIES

National was named as a defendant in an action filed in Federal Court in Los Angels, California in July 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc. and Sanitec USA National, Inc. against National and others. The litigation arises from the transaction between National and Madison and seeks the return of funds paid
National in connection with the transaction as well as punitive damages including a RICO claim. National intends to vigorously defend itself in this matter and has filed an answer denying all substantive claims. National cannot predict the outcome of this matter and its effect on the Company and its shareholders.

NOTE  8  -  SUBSEQUENT  EVENT

In October 2002, National issued 100,000 shares of convertible preferred stock to Crown Partners', Inc. for the assumption of $40,000 of accounts payable due to Crown Partners', Inc. and other accounts payable.

The preferred stock is convertible at 10 shares for 1 common share of common stock.

Pending shareholder approval, National proposed a reverse split of 1 common share for 100 common shares of existing common shares outstanding. After the reverse split 78,555 common shares will be outstanding. As of January 7, 2003, the shareholders had not voted on the reverse split or other matters.

In December 2002, National filed Schedule 14C proposing an increase in common shares authorized from 25,000,000 to 100,000,000, an increase in preferred shares authorized from 500,000 to 10,000,000, and a reverse split of common stock of 1 for 100. As of January 7, 2003, the shareholders had not approved any of the items.