Form 10KSB/A
period 2002-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2003-01-23
CIK 1024626

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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


January 23, 2003              NATIONAL HEALTHCARE TECHNOLOGY, INC.

                             /s/ Charles Smith
                             ----------------------------------------
                              Charles Smith, President, CFO, Director


January 23, 2003             /s/ Mehrdad Alborz
                             ---------------------------
                              Mehrdad Alborz, Director

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

Date: January 23, 2003              /s/ Charles Smith
                                    Name:  Charles Smith
                                    Title: President and Chief Financial Officer

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


Dated: January 23, 2003

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2002

ASSETS                                                         $        -
                                                               ============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accrued payable:
    Trade                                                      $    42,089
    Crown Partners', Inc.                                           53,811
  Income tax payable                                                 1,600
  Deposit on merger                                                 18,304
                                                               ------------
    Total current liabilities                                      115,804
                                                               ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 50,000 shares authorized,
  none issued and outstanding                                            -
  Common stock, $.001 par value, 25,000,000 shares
  authorized, 7,855,500 shares issued and outstanding                7,855
Additional paid in capital                                       1,237,439
Deficit accumulated during the development stage                (1,361,098)
                                                               ------------
  Total Stockholders' Equity (Deficit)                            (115,804)
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $         -
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