Form 10QSB
period 2002-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2003-02-14
CIK 1024626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

       [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                    OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911
                                                --------

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Colorado                               91-1869677
      ------------------------------         -------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes : No 9

As of February 14, 2003 7,855,500 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                                                        December 31,       September 30,
                                                                           2002                2002
                                                                       ---------------------------------
                                                                       (Unaudited)
ASSETS                                                                 $        --           $        --
                                                                       ===========           ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                              $    42,464           $    42,089
    Stein's Holdings, Inc.                                                  58,311                53,811
  Income tax payable                                                           800                   800
  Deposit on merger                                                         18,304                18,304
                                                                       -----------           -----------
    Total current liabilities                                              119,879               115,004
                                                                       -----------           -----------

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                                --                    --
  Common stock, $.001 par value, 25,000,000 shares
    authorized:  7,855,500 shares issued and outstanding:                    7,855                 7,855
  Additional paid in capital                                             1,237,439             1,237,439
  Deficit accumulated during the development stage                      (1,365,173)           (1,360,298)
                                                                       -----------           -----------
    Total stockholders' equity (deficit)                                  (119,879)             (115,004)
                                                                       -----------           -----------
                                                                       $        --                    --
                                                                       ===========           ===========



 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Inception
                                                                       Three Months Ended               through
                                                                          December 31,                December 31,
                                                                          ------------                -----------
                                                                    2002               2001               2002
                                                               ----------------   ----------------  -----------------
Revenue                                                        $             -    $             -   $         9,578

Expenses:
  Development costs                                                          -                  -         1,264,236
  General and administrative                                             4,875             14,542           107,315
                                                               ---------------    ---------------   ---------------
                                                                         4,875             14,542         1,371,551
                                                               ---------------    ---------------   ---------------

Net loss before income taxes                                            (4,875)           (14,542)       (1,361,973)

Income taxes                                                                 -                  -             3,200
                                                               ---------------    ---------------   ---------------

Net loss                                                       $        (4,875)   $       (14,542)  $    (1,365,173)
                                                                ==============    ===============    ==============

Basic net loss per common share                                $          0.00    $          0.00
                                                                ==============    ===============

Weighted average shares outstanding                                  7,855,500          7,855,500
                                                                ==============    ===============




 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Inception
                                                                       Three Months Ended               through
                                                                          December 31,                December 31,
                                                                          -----------                 -----------
                                                                     2002               2001              2002
                                                                  -----------       -----------       -----------
Cash flows from operating activities:
  Net loss                                                        $    (4,875)      $   (14,542)      $(1,365,173)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        --                --            22,977
      Common stock issued for settlement of interest expense               --                --            12,900
      Common stock issued for services                                     --                --           217,900
      Loss on abandoned assets                                             --                --           120,387
      Gain on sale of assets                                               --                --              (500)
      Income from sale of abandoned assets                                 --                --            (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                                    4,875            14,542           101,578
    Corporate income tax payable                                           --                --               800
    Deposit on merger                                                      --                --            18,304
                                                                  -----------       -----------       -----------
        Net cash provided by (used in) operating activities                --                --          (880,405)
                                                                  -----------       -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                                       --                --           (87,314)
  Proceeds from the sale of equipment                                      --                --            15,078
                                                                  -----------       -----------       -----------
        Net cash provided by (used in) investing activities                --                --           (72,236)
                                                                  -----------       -----------       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                              --                --           217,200
  Payments on notes payable                                                --                --           (20,000)
  Proceeds from the sale of common stock, net                              --                --           755,441
                                                                  -----------       -----------       -----------
        Net cash provided by financing activities                          --                --           952,641
                                                                  -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                       --                --                --
Cash and cash equivalents at beginning of period                           --                --                --
                                                                  -----------       -----------       -----------
Cash and cash equivalents at end of period                        $        --       $        --                $-
                                                                  ===========       ===========       ===========



 See accompanying notes to interim condensed consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of December 31, 2002, the related condensed statements of operations and cash flows for the three months ended December 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the National Healthcare Technology, Inc.'s September 30, 2002 Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of December 31, 2002 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 31, 2002, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the quarter ended December 31, 2002, the Company had no revenue and its expenses were $4,875, resulting in a net loss for the quarter of $4,875 compared to no revenue and expenses of $14, for the quarter ended December 31, 2001 and a net loss of $14,542.

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

         a)  Exhibits
         27.1 Financial Data Schedule

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NATIONAL  HEALTHCARE  TECHNOLOGY, INC.


Date: February 14, 2002                   By: /s/ Charles Smith
                                              -------------------------
                                              Charles Smith
                                              CEO, CFO

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Charles Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Healthcare Technology, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
         (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                         /s/ Charles Smith
                                                ----------------------------
                                                Name:  Charles Smith
                                                Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Healthcare Technology, Inc. on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/  Charles Smith
Charles Smith, President
Dated: February 13, 2003