Form 10QSB
period 2003-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2003-05-15
CIK 1024626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                             Yes [X]    No [ ]

As of May 12, 2003 7,855,500 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                                            March 31,    September 30,
                                                              2003            2002
                                                         -----------------------------
                                                           (Unaudited)

ASSETS                                                   $      --       $      --
                                                         ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                $    52,948     $    42,089

    Crown Partners, Inc.                                      59,379          53,811

  Income tax payable                                             800             800

  Deposit on merger                                           18,304          18,304
                                                         -----------     -----------

    Total current liabilities                                131,431         115,004
                                                         -----------     -----------

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                --              --
  Common stock, $.001 par value, 25,000,000 shares
    authorized:  7,855,500 shares issued and outstanding:      7,855           7,855
  Additional paid in capital                               1,237,439       1,237,439
  Deficit accumulated during the development stage        (1,376,725)     (1,360,298)
                                                         -----------     -----------
    Total stockholders' equity (deficit)                    (131,431)       (115,004)
                                                         -----------     -----------
                                                         $               $
                                                         ===========     ===========

                                           NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                        Inception
                                     Three Months Ended                  Six Months Ended                through
                                          March 31,                         March 31,                   March 31,
                                   2003             2002               2003            2002               2003
                                --------------  ---------------   ----------------  -------------   ---------------
Revenue                         $          -    $           -     $             -   $          -    $         9,578

Expenses:
  Development costs                        -                -                   -              -          1,264,236
  General and administrative          11,552           17,495               5,250         32,037            118,867
                                ------------    -------------     ---------------   ------------    ---------------
                                      11,552           17,495               5,250         32,037          1,383,103
                                ------------    -------------     ---------------   ------------    ---------------

Net loss before income taxes         (11,552)         (17,495)             (5,250)       (32,037)        (1,373,525)

Income taxes                               -                -                   -              -              3,200
                                ------------    -------------     ---------------   ------------    ---------------

Net loss                        $    (11,552)   $     (17,495)    $        (5,250)  $    (32,137)   $    (1,376,725)
                                ============     ============      ==============   ============    ===============

Basic net loss per common
share                           $      (0.00)   $       (0.00)    $         (0.00)  $      (0.00)
                                ============    =============     ===============   =============

Weighted average shares
outstanding                        7,855,500        7,855,500           7,855,500      7,855,500
                                ============    =============     ===============   ============


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Inception
                                                                        Six Months Ended             through March
                                                                            March 31,                     31,
                                                                            --------
                                                                     2003               2002              2003
                                                               ------------------ ----------------- -----------------
Cash flows from operating activities:
  Net loss                                                     $        (16,427)  $        (32,037) $    (1,376,725)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           -                  -           22,977
      Common stock issued for settlement of interest expense                  -                  -           12,900
      Common stock issued for services                                        -                  -          217,900
      Loss on abandoned assets                                                -                  -          120,387
      Gain on sale of assets                                                  -                  -             (500)
      Income from sale of abandoned assets                                    -                  -           (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                                     16,427             32,037          113,130
    Corporate income tax payable                                              -                  -              800
    Deposit on merger                                                         -                  -           18,304
                                                               ----------------   ----------------  ---------------
        Net cash used in operating activities                                 -                  -         (880,405)
                                                               ----------------   ----------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment                                          -                  -          (87,314)
  Proceeds from the sale of equipment                                         -                  -           15,078
                                                               ----------------   ----------------  ---------------
        Net cash provided by (used in) investing activities                   -                  -          (72,236)
                                                               ----------------   ----------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable                                                 -                  -          217,200
  Payments on notes payable                                                   -                  -          (20,000)
  Proceeds from the sale of common stock, net                                 -                  -          755,441
                                                               ----------------   ----------------  ---------------
        Net cash provided by financing activities                             -                  -          952,641
                                                               ----------------   ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                          -                  -                -
Cash and cash equivalents at beginning of period                              -                  -                -
                                                               ----------------   ----------------  ---------------
Cash and cash equivalents at end of period                     $              -   $              -  $             -
                                                               ================   ================  ===============

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1:Presentation

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended September 30, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended September 30, 2002 should be read in conjunction with this Quarterly Report on Form 10-QSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2003 reflects no assets and limited liabilities. Further, there exists no agreement or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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


RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through March 31, 2003, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the six months ended March 31, 2003, the Company had no revenue and its expenses were $16,427 resulting in a net loss for the six months of $16,427 compared to no revenue and expenses of $32,037 for the six months ended March 31, 2002 and a net loss of $32,037 for the six months then ended.

For the three months ended March 31, 2003, the Company had no revenue and its expenses were $11,552 resulting in a net loss for the quarter of $11,552 compared to no revenue and expenses of $17,495 for the three months ended March 31, 2002 and a net loss of $17,495.

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

DESCRIPTION OF PROPERTIES

The Company presently has no office space.

EMPLOYEES

As of March 31, 2003, the Company had no employees.


New Accounting Pronouncements

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. James Smith, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                        NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: May 12, 2003                                By:/s/ Charles Smith
                                                          Charles Smith
                                                             CEO, CFO

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

     (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003                     /s/ Charles Smith
                                       Name:  Charles Smith
                                       Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Healthcare Technology, Inc. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                                  /s/  Charles Smith
                                                  Charles Smith, President
                                                  Dated: May 12, 2003