Form 10QSB
period 2003-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2003-08-15
CIK 1024626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Colorado                                91-1869677
------------------------------------------------      --------------------
(State or other jurisdiction of incorporation or         (IRS Employer
                 organization)                         Identification No.)


         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
                          -------------------------------
                           (Issuer's telephone number)

                                       N/A
                                     -------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes[ x ] No [ ]

As of August 8, 2003 7,855,500 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                       NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                                  BALANCE SHEETS


                                                                                   June 30,         September 30,
                                                                                     2003                2002
                                                                               -------------------------------------
                                                                                  (Unaudited)

ASSETS                                                                          $              -   $              -
                                                                                ================   ================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                                       $         57,364   $         42,889

    Crown Partners, Inc.                                                                  67,009   53,811

  Deposit on merger                                                                       18,304   18,304
                                                                                ----------------   ------

    Total current liabilities                                                            142,677   115,004
                                                                                ----------------   -------

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares

    authorized, no shares issued and outstanding                                               -   -
  Common stock, $.001 par value, 25,000,000 shares

    authorized:  7,855,500 shares issued and outstanding:                                  7,855   7,855

  Additional paid in capital                                                           1,237,439   1,237,439

  Deficit accumulated during the development stage                                    (1,387,971)  (1,360,298)
                                                                                ----------------   ----------

    Total stockholders' equity (deficit)                                                (142,677)  (115,004)
                                                                                ----------------   --------
                                                                                $              -   $              -
                                                                                ================   ================







                                           NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                                 STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                              Inception
                                        Three Months Ended                     Nine Months Ended               through
                                             June 30,                               June 30,                   June 30,
                                      2003               2002               2003               2002              2003
                                -----------------  -----------------   ----------------  -----------------  ---------------

Revenue                         $             -    $             -     $             -   $             -    $         9,578

Expenses:
  Development costs                           -                  -                   -                 -          1,264,236
  General and administrative             11,426                790              27,673            32,827            130,113
                                ---------------    ---------------     ---------------   ---------------    ---------------
                                         11,426                790              27,673            32,827          1,394,349
                                ---------------    ---------------     ---------------   ---------------    ---------------

Net loss before income taxes            (11,426)              (790)            (27,673)          (32,827)        (1,384,771)

Income taxes                                  -                  -                   -                 -              3,200
                                ---------------    ---------------     ---------------   ---------------    ---------------

Net loss                        $       (11,426)   $          (790)    $       (27,673)  $       (32,827)   $    (1,387,971)
                                 ==============     ==============      ==============   ===============     ==============


Basic net loss per common share $          0.00)   $         (0.00)    $         (0.00)  $         (0.00)
                                 ==============     ==============      ==============   ===============

Weighted average shares
outstanding                           7,855,500          7,855,500           7,855,500         7,855,500
                                 ==============     ==============      ==============   ===============






                                    NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                       Inception
                                                                        Nine Months Ended               through
                                                                            June 30,                    June 30,
                                                                            -------                     -------
                                                                     2003               2002              2003
                                                               ------------------ ----------------- -----------------

Cash flows from operating activities:
  Net loss                                                     $        (27,673)  $        (32,827) $    (1,387,971)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           -                  -           22,977
      Common stock issued for settlement of interest expense                  -                  -           12,900
      Common stock issued for services                                        -                  -          217,900
      Loss on abandoned assets                                                -                  -          120,387
      Gain on sale of assets                                                  -                  -             (500)
      Income from sale of abandoned assets                                    -                  -           (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                                     27,673             32,827          125,176
    Deposit on merger                                                         -                  -           18,304
                                                               ----------------   ----------------  ---------------
        Net cash used in operating activities                                 -                  -         (880,405)
                                                               ----------------   ----------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment                                          -                  -          (87,314)
  Proceeds from the sale of equipment                                         -                  -           15,078
                                                               ----------------   ----------------  ---------------
        Net cash provided by (used in) investing activities                   -                  -          (72,236)
                                                               ----------------   ----------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable                                                 -                  -          217,200
  Payments on notes payable                                                   -                  -          (20,000)
  Proceeds from the sale of common stock, net                                 -                  -          755,441
                                                               ----------------   ----------------  ---------------
        Net cash provided by financing activities                             -                  -          952,641
                                                               ----------------   ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                          -                  -                -
Cash and cash equivalents at beginning of period                              -                  -                -
                                                               ----------------   ----------------  ---------------
Cash and cash equivalents at end of period                     $              -   $              -  $             -
                                                               ================   ================  ===============



                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1:Presentation

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended September 30, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of June 30, 2003 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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


RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through September 30, 2003, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the nine months ended June 30, 2003, the Company had no revenue and its expenses were $27,673 resulting in a net loss for the nine months of $27,673 compared to no revenue and expenses of $32,827 for the nine months ended June

30, 2002 and a net loss of $32,827 for the nine months then ended.

For the three months ended June 30, 2003, the Company had no revenue and its expenses were $11,426 resulting in a net loss for the quarter of $11,426 compared to no revenue and expenses of $790 for the three months ended June 30, 2002 and a net loss of $790.

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


EMPLOYEES

As of June 30, 2003, the Company had no employees.


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


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Charles Smith, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                                           NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: August 8, 2003                       By:/s/ Charles Smith
                                           Charles Smith
                                           CEO, CFO

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

Date: August 8, 2003..................................... /s/ Charles Smith
                                                          Name:  Charles Smith
                                                          Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Healthcare Technology, Inc. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                                        /s/  Charles Smith
                                                        Charles Smith, President
Dated: August 8, 2003