Form 10KSB
period 2003-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2004-01-13
CIK 1024626

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

                        Commission File Number: 01-28911


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Colorado   91-1869677
                               ---------------------
         (State or other jurisdiction     (IRS Employer Identification No.)
      of incorporation or organization)


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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No  / /

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of September 30, 2003 were 7,855,500. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2003 was 1,114,000. The market value of these shares, computed by reference to the market closing price on December 31, 2003 was $33,240. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Board of Directors of the Company has elected at this time to attempt to locate and consummate a merger or business combination with a private entity.

The Company's office is located at 20700 Ventura Blvd. Suite 227, Woodland Hills, CA 91364.

As of September 30, 2003, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company pays $1,500 in rent. The Company anticipates that this space is sufficient for the near future.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceeding and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "NHKT". Quotations in the Company's common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof.

The following table reflects the range of high and low quarterly bid prices for the fiscal year ended September 30, 2003. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

----------------------- -------------------- -------------------
Period                  High Bid             Low Bid
----------------------- -------------------- -------------------
1st Qtr 2003            .01                  .005
----------------------- -------------------- -------------------
2nd Qtr 2003            .01                  .005
----------------------- -------------------- -------------------
3rd Qtr 2003            .04                  .005
----------------------- -------------------- -------------------
4th Qtr 2003            .05                  .01
----------------------- -------------------- -------------------


As of September 30, 2003, the Company had 7,855,500 of its common stock issued and outstanding, of which 1,114,000 were held by non-affiliates.

As of September 30, 2003, the Company estimates there are in excess of 100 "holders of record" of its common stock which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Recent Sales of Unregistered Securities

None.

Dividend Policy

The Company has not declared nor paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance and expand its operations.

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

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of September 30, 2003 reflects no assets and considerable liabilities. Further, there exists no agreement or understanding with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through September 30, 2003, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period with the exception of $9,500 received from the sale of certain assets which had previously been written off. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 20903 and September 30, 2002 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on November 5, 1995 as "Patriot Holding Corporation". On August 26, 1996, the Company amended its Articles of Incorporation to change its name to "National Healthcare Technology, Inc." At the same time, the Company entered into agreements to acquire certain assets in exchange for the issuance of common stock. Additional shares were issued in 2001 and 2002 to satisfy certain indebtedness of the Company.

Other than the issuances mentioned above, the Company financed its activities through the distribution of equity capital, including a private placement of 100,000 units which raised $1,000,000 in 1997. The Company used these proceeds to commence its operations, to pay salaries, to pay general and administrative expenses and any other expenses. These proceeds financed the Company's starting of its double-blind study which was subsequently abandoned.

The Company has engaged in negotiations with other companies interested in being acquired by the Company but to date, none of these have been successfully completed. The Company intends to continue seeking out potential merger candidates but presently has no potential acquisition candidates with whom it is discussing a business combination.

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

For the years ended September 30, 2003 and 2002, the Company had no revenue. For the year ended September 30, 2003, the Company had expenses of approximately 37,000 compared to expenses of approximately $50,000 at September 30, 2002. The Company's expenses consisted primarily of development costs and general and administrative expenses. The Company recorded other income of approximately $18,000 for the year ended September 30, 2003 which resulted form the cancellation of a previous merger which was ultimately unsuccessful and for which the Company had received a deposit of $52,000, which the Company retained. After this allowing for this other income and a provision for income taxes, the Company had a net loss of ($19,835) or nil per shares of common stock for the year ended September 30, 2003 compared to a net loss of ($50,577) or ($.01) per share of common stock for the year ended September 30, 2002.

At September 30, 2003, shareholders' deficit was ($135,639) compared to a shareholders' deficit of ($116,000) at September 30, 2002. This increase in shareholders' deficit is due primarily to the Company's lack of revenues to pay its expenses at the present time.

Liquidity and Capital Resources

At September 30, 2003, the Company had negative working capital of approximately ($136,000) consisting of no assets and current liabilities of approximately $136,000. At September 30, 2003, the Company had negative working capital of approximately ($116,000) consisting of no assets and current liabilities of approximately $116,000.

The Company's current liabilities at September 30, 2003 were composed of accounts payable due to a shareholder of approximately $80,000, trade payables of approximately $54,000 and income taxes payable of $2,400.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7.  Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  National Healthcare Technology, Inc.
  Woodland Hills, California

We have audited the accompanying balance sheet of National Healthcare Technology, Inc. (a Development Stage Company) as of September 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 2003, and the results of its operations and its cash flows for each of the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses through September 30, 2003 totaling $1,380,933 and at September 30, 2003 had a capital deficit of $135,639. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 7, 2003

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2003

ASSETS                                                              $        --
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued payable:
    Trade                                                           $    53,430
    Crown Partners', Inc.                                                79,809
  Income tax payable                                                      2,400
                                                                    -----------
    Total current liabilities                                           135,639

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 50,000 shares authorized,
  none issued and outstanding                                                --
  Common stock, $.001 par value, 25,000,000 shares
  authorized, 7,855,500 shares issued and outstanding                     7,855
Additional paid in capital                                            1,237,439
Deficit accumulated during the development stage                     (1,380,933)
                                                                    -----------
  Total Stockholders' Deficit                                          (135,639)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                            Inception
                                                                             through
                                       For the years ended September 30,   September 30,
                                            2003             2002              2003
                                         -----------      -----------      -----------
Revenue                                  $        --      $        --      $     9,578

Expenses:
  Development costs                               --               --        1,264,236
  General and administrative                  37,339           49,777          139,778
                                              37,339           49,777        1,404,014
                                         -----------      -----------      -----------
Loss before income taxes                     (37,339)         (49,777)      (1,394,436)
                                         -----------      -----------      -----------

Other income                                  18,303               --           18,303

Provision for income taxes                       800              800            4,800
                                         -----------      -----------      -----------

Net loss                                 $   (19,835)     $   (50,577)     $(1,380,933)
                                         ===========      ===========      ===========

Net loss per share:
  Basic and diluted                      $     (0.00)     $     (0.01)
                                         ===========      ===========

Weighted average shares outstanding:
  Basic and diluted                        7,855,500        7,855,500
                                         ===========      ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       Period from November 5, 1995 (Inception) through September 30, 2003

                                                                                          Deficit
                                                                                        accumulated
                                                                                           during
                                                Common stock                                the
                                         --------------------------     Additional      development
                                           Shares          Amount     paid in capital      stage
                                         ----------     -----------     -----------     -----------
Issuance of common stock for patent
  rights                                  1,564,150     $     1,564     $        --     $        --
Net loss                                         --              --              --         (49,807)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 1996               1,564,150           1,564              --         (49,807)
Common shares issued to related
  party for equipment                       685,850             686          54,601              --
Common shares issued for services         2,150,000           2,150              --              --
Sale of common stock, net                    61,740              62         272,821              --
Issuance of common stock for
  promissory note                            37,260              37         187,263              --
Common shares issued to related
  party for vehicle                           1,000               1           4,999              --
Net loss                                         --              --              --        (300,410)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 1997               4,500,000           4,500         519,684        (350,217)
Common stock issued for exercise of
  warrants                                1,000,000           1,000         481,560              --
Common shares issued for services            50,000              50         151,950              --
Net loss                                         --              --              --        (639,269)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 1998               5,550,000           5,550       1,153,194        (989,486)
Common shares issued for services            25,500              25          63,725              --
Net loss                                         --              --              --        (215,474)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 1999               5,575,500           5,575       1,216,919      (1,204,960)
Net loss                                         --              --              --         (52,098)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 2000               5,575,500           5,575       1,216,919      (1,257,058)
Common stock issued for
  Promissory note                         2,280,000           2,280              --              --
Net loss                                         --              --              --         (53,463)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 2001               7,855,500           7,855       1,237,439      (1,310,521)
Net loss                                         --              --              --         (50,577)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 2002               7,855,500           7,855       1,237,439      (1,361,098)
Net loss                                         --              --              --         (19,835)
                                         ----------     -----------     -----------     -----------

Balance, September 30, 2003               7,855,500     $     7,855     $ 1,237,439     $(1,380,933)
                                         ==========     ===========     ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                   Inception
                                                    For the years ended             through
                                                       September 30,              September 30,
                                                       -------------              -------------
                                                   2003             2002              2003
                                                -----------      -----------      -----------
Cash flows from operating activities:
  Net loss                                      $   (19,835)     $   (50,577)     $(1,380,933)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                      --               --           22,977
      Common stock for interest expense                  --               --           12,900
      Common stock issued for services                   --               --          217,900
      Loss on abandoned assets                           --               --          111,612
      Gain on sale of assets                             --               --             (500)
Changes in assets and liabilities:
  Accounts payable                                   37,339           49,777          133,239
  Income tax payable                                    800              800            2,400
  Deposit on merger                                 (18,304)              --               --
                                                -----------      -----------      -----------

Net cash used in operating activities                    --               --         (880,405)
                                                -----------      -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                     --               --          (87,314)
  Proceeds from sale of equipment                        --               --           15,078
                                                -----------      -----------      -----------

Net cash used in investing activities                    --               --          (72,236)
                                                -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds from note payable                             --               --          217,200
  Payments on notes payable                              --               --          (20,000)
  Proceeds from sale of common stock, net                --               --          755,441
                                                -----------      -----------      -----------

Net cash provided by financing activities                --               --          952,641
                                                -----------      -----------      -----------

Net decrease in cash                                     --               --               --
Cash, beg. of period                                     --               --               --
                                                -----------      -----------      -----------
Cash, end of period                             $        --      $        --      $        --
                                                ===========      ===========      ===========

Supplemental information:
  Income taxes paid                             $        --      $        --      $     2,400
  Interest paid                                 $        --      $        --      $        55
Supplemental non-cash transactions:
  Common stock issued for notes                 $        --      $        --      $   197,800
  Common stock for patent rights                $        --      $        --      $     1,564
  Common stock for equipment                    $        --      $        --      $    60,287

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

NOTE 2 - Financial Condition And Going Concern

For the years ended September 30, 2003, National incurred losses totaling $19,835 and $50,577 and at September 30, 2003 had a capital deficit of $135,639. Because of these losses, National will require additional working capital to develop business operations.

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

NOTE 3 - INCOME TAXES

National has not yet realized income as of the date of this report, no provision for income taxes has been made. At September 30, 2003 a deferred tax asset has not been recorded due to National's lack of operations to provide income to use the net operating loss carryover of $1,381,000 that expires in years 2011 through 2023.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

National leases office space from Crown Partners', Inc., a related entity, on a month to month basis for $1,500 per month. Rent expense was $18,000 for the years ended September 30, 2003 and 2002, respectively.

National owes Crown Partners', Inc. $79,809 as of September 30, 2003.

NOTE 6- CONTINGENCIES

National was named as a defendant in an action filed in Federal Court in Los Angeles, California in July 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc. and Sanitec USA National, Inc. against National and others. The litigation arises from the transaction between National and Madison and seeks the return of funds paid National in connection with the transaction as well as punitive damages including a RICO claim. National intends to vigorously defend itself in this matter and has filed an answer denying all substantive claims. National cannot predict the outcome of this matter and its effect on the Company and its shareholders.

NOTE 7 - SUBSEQUENT EVENT

In October 2002, National issued 100,000 shares of convertible preferred stock to Crown Partners', Inc. for the assumption of $40,000 of accounts payable due to Crown Partners', Inc. and other accounts payable.

The preferred stock is convertible at 10 shares for 1 common share of common stock.

Pending shareholder approval, National proposed a reverse split of 1 common share for 100 common shares of existing common shares outstanding. After the reverse split 78,555 common shares will be outstanding. As of January 7, 2004, the shareholders had not voted on the reverse split or other matters.

In December 2002, National filed Schedule 14C proposing an increase in common shares authorized from 25,000,000 to 100,000,000, an increase in preferred shares authorized from 500,000 to 10,000,000, and a reverse split of common stock of 1 for 100. As of January 7, 2004, the shareholders had not approved any of the items.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Positions Held and Tenure
----                       -------------------------
Charles Smith              President, CFO and Director since January, 2002

Mehrdad Alborz             Director since July 1, 2002

Steven Onoue               Director and Secretary since September 1, 2002


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

CHARLES SMITH. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr. Smith's business affiliations during the last five years are as follows:
Chairman of Dynacap Group, Ltd., a consulting and management firm from 1992 to the present; a sole practitioner as a certified public accountant from 1983 to the present; sole officer and director of MC Cambridge, Inc., a financial consulting firm from 1997 to the present; sole officer and director of Asset Servicing Corp., a leasing company, from 1998 to the present; and chief financial officer of Electrical Generation Technology Corp. from 2000 to the present.

Mr. Smith is presently CEO, CFO and director of Crown Partners, Inc. and CFO and director of Micro Bio-Medical Waste Systems, Inc., companies which trade on the OTC Electronic Bulletin Board under the symbols "CRWP" and "MBWS". Crown Partners, Inc. is a shareholder of the Company.

MEHRDAD ALBORZ. Mr. ALborz has been an attorney in private practice for the last five years. Mr. Alborz received his juris doctor from West Los Angeles School of Law and his B.S. in Computer Science and Automation Engineering, with a minor in math, from California State University at Northridge.

Mr. Alborz is presently a director of Crown Partners, Inc. and director of Micro Bio-Medical Waste Systems, Inc., companies which trade on the OTC Electronic Bulletin Board under the symbols "CRWP" and "MBWS". Crown Partners, Inc. is a shareholder of the Company.

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec(TM) Services of Hawaii, Inc., wholly-owned subsidiary of Micro Bio-Medical Waste Systems, Inc. since 2000. Prior to that, Mr. Onoue was the president of Cathay Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as a consultant to many construction and renovation projects.

Mr. Onoue is presently an officer and director of Crown Partners, Inc. and director of Micro Bio-Medical Waste Systems, Inc., companies which trade on the OTC Electronic Bulletin Board under the symbols "CRWP" and "MBWS". Crown Partners, Inc. is a shareholder of the Company.

CONFLICTS OF INTEREST

The officers and directors will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. The sole officer and inside director works for the Company on a full-time basis.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's officers and directors may actively negotiate or otherwise consent to the purchase of apportion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in connection with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own pecuniary benefit.

Identification of Certain Significant Employees. The Company does not employ any persons who are make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2003, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Compensation of Directors

The Company adopted an Incentive Stock Option Plan for non-employee directors on October 1, 1998. The Company has not awarded any options under this Plan, No director receives or accrues any compensation for his services as a director, including committee participation and/or special assignments.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                                    Filed Reports
----                       --------                                    -------------
Charles Smith              Director, CEO, CFO                          No
Mehrdad Alborz             Director                                    No
Steven Onoue               Director,Secretary                          No
Crown Partners, Inc.       Shareholder                                 Yes
Phoenix Capital Corp.      Shareholder                                 Yes
Estate of Ivan Tiholiz     Shareholder                                 No


Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 7,855,500 shares of the Company's common stock issued and outstanding on September 30, 2003. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

---------------------------------------- -------------------------------------- --------------------------------------
NAME AND ADDRESS                         NUMBER OF SHARES OWNED BENEFICIALLY    PERCENT OF SHARES OWNED
---------------------------------------- -------------------------------------- --------------------------------------
ESTATE OF IVAN TIHOLIZ                   1,950,000                              24.82%
14860 ROSCOE BLVD
VAN NUYS CA 91402
---------------------------------------- -------------------------------------- --------------------------------------
CROWN PARTNERS, INC.                     2,280,000                              29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
PHOENIX CONSULTING SERVICES              2,130,000                              27.11
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
CHARLES SMITH * (1)                      2,280,000                              29.02&
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
MEHRDAD ALBORZ* (1)                      2,280,000                              29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
STEVEN ONOUE * (1)                       2,280,000                              29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
ALL DIRECTORS AND EXECUTIVE OFFICERS     2,280,000                              29.02%
AS A GROUP (THREE PERSONS)
---------------------------------------- -------------------------------------- --------------------------------------


* DENOTES OFFICER OR DIRECTOR

(1) INCLUDES 2,280,000 SHARES OWNED BY CROWN PARTNERS, INC., A COMPANY IN WHICH MESSRS. SMITH, ALBORZ AND ONOUE SERVE AS OFFICERS AND DIRECTORS. MESSRS. SMITH, ALBORZ AND ONOUE DISCLAIM ANY BENEFICIAL INTEREST IN THE SHARES OWNED BY CROWN PARTNERS, INC.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its attorney and with a shareholder of the Company, both of whom have loaned the Company money to funds its operations for the past four years. The Company is obligated to pay $1,500 per month in rent which it has been unable to pay during the past several years.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated  January 7, 2003
Balance Sheet for the Fiscal Years Ended September 30, 2003
Statement of Operations for the Fiscal Years Ended September 30, 2003 and 2002 Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.
Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 12, 2004                   NATIONAL HEALTHCARE TECHNOLOGY, INC.


                                   /s/ Charles Smith
                                   Charles Smith, CEO, CFO and Director

January 12, 2004                   /s/ Mehrdad Alborz
                                   Mehrdad Alborz, Director

January 12, 2004                   /s/ Steven Onoue
                                   Steven Onoue, Director, Secretary

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

Date: January 12, 2004              /s/ Charles Smith
                                    Charles Smith, CEO And CFO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Healthcare Technology, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                            Date: January 12, 2004

                                            By: /s/ Charles Smith
                                              -------------------------------
                                                    Charles Smith
                                                    CEO and CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of National Healthcare Technology, Inc. on Form 10-KSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                    /s/ Charles Smith
                                    Charles Smith, CEO, CFO


Dated: January 12, 2004