Form 10QSB
period 2003-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2004-02-17
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911
                                                --------

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                  91-1869677
              --------                                  ----------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 277-9494
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes [X] No: __

As of December 31, 2003 there were 7,855,500 shares of Common Stock of the issuer outstanding.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)



Assets                                                           $             -
                                                                 ===============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                         $      60,157
    Crown Partners', Inc.                                                84,309
                                                                  -------------
    Total current liabilities                                           144,466

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,855,500 shares issued and outstanding                   7,855
  Additional paid in capital                                          1,237,439
  Accumulated deficit                                               (1,389,760)
                                                                  -------------
    Total Stockholders' Deficit                                       (144,466)
                                                                  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $            -
                                                                 ==============

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                              INCEPTION
                                             THREE MONTHS ENDED                THROUGH
                                               DEECEMBER 31,                  DECEMBER 31,
                                           2003              2002               2003
                                        ----------       -----------         -----------
Revenue                               $        --        $        --         $     9,578
Expenses:
  Development costs                            --                 --           1,264,236
  General and administrative               10,435              4,875             131,902
                                        ----------       -----------         -----------
                                           10,435              4,875           1,396,138
                                        ----------       -----------         -----------

Net loss before income taxes              (10,435)            (4,875)         (1,386,560)

Income taxes                                   --                 --               3,200
                                        ----------       -----------         -----------

Net loss                              $   (10,435)       $    (4,875)        $(1,389,760)
                                       ==========         ==========          ==========

Basic net loss per common share       $      0.00         $      0.00
                                       ==========          ==========

Weighted average shares outstanding     7,855,500          7,855,500
                                       ==========         ==========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                                            INCEPTION
                                                            THREE MONTHS ENDED               THROUGH
                                                                DECEMBER 31,               DECEMBER 31,
                                                            2003              2002            2003
                                                        -----------       -----------      -----------
Cash flows from operating activities:
  Net loss                                              $   (10,435)        $  (4,875)     $(1,389,760)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              --                --           22,977
      Common stock issued for settlement of interest
        expense                                                  --                --           12,900
      Common stock issued for services                           --                --          217,900
      Loss on abandoned assets                                   --                --          120,387
      Gain on sale of assets                                     --                --             (500)
      Income from sale of abandoned assets                       --                --           (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                         10,435             4,875          145,269
                                                        -----------       -----------      -----------
        Net cash used in operating activities                    --                --         (880,405)
                                                        -----------       -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                             --                --          (87,314)
  Proceeds from the sale of equipment                            --                --           15,078
                                                        -----------       -----------      -----------
        Net cash provided by (used in) investing
          activities                                             --                --          (72,236)
                                                        -----------       -----------      -----------

Cash flows from financing activities:
  Proceeds from notes payable                                    --                --          217,200
  Payments on notes payable                                      --                --          (20,000)
  Proceeds from the sale of common stock, net                    --                --          755,441
                                                        -----------       -----------      -----------
        Net cash provided by financing activities                --                --          952,641
                                                        -----------       -----------      -----------

Net increase (decrease) in cash and cash equivalents             --                --               --
  Cash at beginning of period                                    --                --               --
                                                        -----------       -----------      -----------
  Cash at end of period                                 $        --       $        --      $        --
                                                        ===========       ===========      ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1:Presentation

The balance sheet of the Company as of December 31, 2003, the related statements of operations for the three months ended December 31, 2003 and 2002 and the statements of cash flows for the three months ended December 31, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2003 Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of December 31, 2003 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 30, 2003, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the three months ended December 31, 2003, the Company had no revenue and its expenses were $10,435 resulting in a net loss for the three months of $10,435 compared to no revenue and expenses of $4,875 for the three months ended December 31, 2002 and a net loss of $4,875 for the three months then ended.

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


EMPLOYEES

As of December 31, 2003, the Company had no employees.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended December 31, 2003.

(b)      Exhibits

Exhibit
Number          Name of Exhibit
------          ---------------

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

By /s/ Charles Smith
--------------------------
Charles Smith, CEO and CFO

Date: February 16, 2004