Form 10QSB
period 2004-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2004-05-24
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                91-1869677
--------------------------------------------------------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)

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

                                 Yes: [X] No:___

As of March 31, 2004 there were 7,855,500 shares of Common Stock of the issuer outstanding.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


Assets                                                                    $        --
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:

    Trade                                                                 $    60,157
    Crown Partners', Inc.                                                      88,809
                                                                          -----------
    Total current liabilities                                                 148,966

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                                   --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,855,500 shares issued and outstanding                         7,855
  Additional paid in capital                                                1,237,439
  Accumulated deficit                                                      (1,394,260)
                                                                          -----------
    Total Stockholders' Deficit                                              (148,966)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $        --
                                                                          ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      Three and Six Months Ended March 31,
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Inception
                                           Three Months Ended                     Six Months Ended                 through
                                                 March 31,                             March 31,                   March 31,
                                          2004               2003               2004               2003              2004
                                      -----------        -----------        -----------        -----------        -----------
Revenue                               $        --        $        --        $        --        $        --        $     9,578

Expenses:
  Development costs                            --                 --                 --                 --          1,264,236
  General and administrative                2,892                375             13,327              5,250            134,802
                                      -----------        -----------        -----------        -----------        -----------
                                            2,892                375             13,327              5,250          1,399,038
                                      -----------        -----------        -----------        -----------        -----------

Net loss before income taxes               (2,892)              (375)           (13,327)            (5,250)        (1,389,460)
                                      -----------        -----------        -----------        -----------        -----------
Income taxes                                   --                 --                 --                 --              4,800

Net loss                              $    (2,892)       $      (375)       $   (13,327)       $    (5,250)       $(1,394,260)
                                      ===========        ===========        ===========        ===========        ===========

Basic net loss per common share       $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)
                                      ===========        ===========        ===========        ===========
Weighted average shares
outstanding                             7,855,500          7,855,500          7,855,500          7,855,500
                                      ===========        ===========        ===========        ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                      Six Months Ended             Inception through
                                                                          March 31,                      March 31,
                                                                 2004                 2003                 2004
                                                             -----------          -----------          -----------
Cash flows from operating activities:
  Net loss                                                   $   (13,327)         $    (5,250)         $(1,394,260)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   --                   --               22,977
      Common stock issued for settlement of interest
        expense                                                       --                   --               12,900
      Common stock issued for services                                --                   --              217,900
      Loss on abandoned assets                                        --                   --              120,387
      Gain on sale of assets                                          --                   --                 (500)
      Income from sale of abandoned assets                            --                   --               (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                              13,327                5,250              149,769
                                                             -----------          -----------          -----------
        Net cash used in operating activities                         --                   --             (880,405)
                                                             -----------          -----------          -----------
Cash flows from investing activities:
  Purchase of property and equipment                                  --                   --              (87,314)
  Proceeds from the sale of equipment                                 --                   --               15,078
                                                             -----------          -----------          -----------
        Net cash provided by (used in) investing
          activities                                                  --                   --              (72,236)
                                                             -----------          -----------          -----------
Cash flows from financing activities:

  Proceeds from notes payable                                         --                   --              217,200
  Payments on notes payable                                           --                   --              (20,000)
  Proceeds from the sale of common stock, net                         --                   --              755,441
                                                             -----------          -----------          -----------
        Net cash provided by financing activities                     --                   --              952,641
                                                             -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents                  --                   --                   --
  Cash at beginning of period                                         --                   --                   --
                                                             -----------          -----------          -----------
  Cash at end of period                                      $        --          $        --          $        --
                                                             ===========          ===========          ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of March 31, 2004, the related statements of operations for the three months and six months ended March 31, 2004 and 2003 and the statements of cash flows for the six months ended March 31, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2003 Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2004 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through March 31, 2004, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the six months ended March 31, 2004, the Company had no revenue and its expenses were $13,327 resulting in a net loss for the six months of $13,327 compared to no revenue and expenses of $5,250 for the six months ended March 31, 2003 and a net loss of $5,250 for the six months then ended.

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

Date: May 22, 2004