Form 10QSB/A
period 2004-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2004-07-06
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                         Commission File Number 01-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Colorado                                91-1869677
--------------------------------------------------------------------------------
  (State or other  jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

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

                                 Yes: [X] No: x

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
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                                 $    60,157
    Crown Partners', Inc.                                                      88,809
    Total current liabilities                                                 148,966

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                                   --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,855,500 shares issued and outstanding                         7,855
  Additional paid in capital                                                1,237,439
  Accumulated deficit                                                      (1,394,260)
                                                                          -----------
    Total Stockholders' Deficit                                              (148,966)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $        --
                                                                          ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      Three and Six Months Ended March 31,
                                   (Unaudited)


                                                                                                                       Inception
                                         Three Months Ended                         Six Months Ended                    through
                                              March 31,                                 March 31,                       March 31,
                                      2004                 2003                 2004                 2003                 2004
                                   -----------          -----------          -----------          -----------          -----------
Revenue                            $        --          $        --          $        --          $        --          $     9,578

Expenses:
  Development costs                         --                   --                   --                   --            1,264,236
  General and administrative             2,892                  375               13,327                5,250              134,802
                                   -----------          -----------          -----------          -----------          -----------
                                         2,892                  375               13,327                5,250            1,399,038
                                   -----------          -----------          -----------          -----------          -----------
Net loss before income taxes            (2,892)                (375)             (13,327)              (5,250)          (1,389,460)

Income taxes                                --                   --                   --                   --                4,800
                                   -----------          -----------          -----------          -----------          -----------
Net loss                           $    (2,892)         $      (375)         $   (13,327)         $    (5,250)         $(1,394,260)
                                   ===========          ===========          ===========          ===========          ===========

Basic net loss per common
share                              $     (0.00)         $     (0.00)         $     (0.00)         $     (0.00)
                                   ===========          ===========          ===========          ===========

Weighted average shares
outstanding                          7,855,500            7,855,500            7,855,500            7,855,500
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