Form 10QSB
period 2004-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2004-08-23
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 01-28911


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                  91-1869677
    ----------------------------                ------------------------------
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

                                  Yes[X]     No [_]

As of August 8, 2003 7,855,500 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


Assets                                                              $        --
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                           $    70,908
    Crown Partners', Inc.                                                93,309
                                                                    -----------
    Total current liabilities                                           164,217
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,855,500 shares issued and outstanding                   7,855
  Additional paid in capital                                          1,237,439
  Accumulated deficit                                                (1,409,511)
                                                                    -----------
    Total Stockholders' Deficit                                        (164,217)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========

                                    NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF OPERATIONS
                           THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND
                            FEBRUARY 29, 1996 (INCEPTION) THROUGH JUNE 30, 2004
                                                (UNAUDITED)



                                                                                                 INCEPTION
                                                                                                  THROUGH
                                        THREE MONTHS ENDED             NINE MONTHS ENDED            JUNE
                                             JUNE 30,                       JUNE 30,                 30,
                                    -------------------------     --------------------------    -----------
                                       2004           2003           2004           2003           2004
                                    -----------    ----------     -----------    -----------    -----------
Revenue                             $        --    $       --     $        --    $        --    $     9,578

Expenses:
  Development costs                          --            --              --             --      1,264,236
  General and administrative             14,346         11,426         28,578         27,673        150,053
                                    -----------    -----------    -----------    -----------    -----------
                                         14,346         11,426         28,578         27,673      1,414,289
                                    -----------    -----------    -----------    -----------    -----------

Net loss before income taxes            (14,346)       (11,426)       (28,578)       (27,673)    (1,404,711)

Income taxes                                 --            --              --             --          4,800
                                    -----------    -----------    -----------    -----------    -----------

Net loss                            $   (14,346)   $   (11,426)   $   (28,578)   $   (27,673)   $(1,409,511)
                                    ===========    ===========    ===========    ===========    ===========

Basic net loss per common share     $     (0.00)   $    (0.00)    $     (0.00)   $     (0.00)
                                    ===========    ===========    ===========    ===========
Weighted average shares
   outstanding                        7,855,500      7,855,500      7,855,500      7,855,500
                                    ===========    ===========    ===========    ===========


                             NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                     THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND
                      FEBRUARY 29, 1996 (INCEPTION) THROUGH JUNE 30, 2004
                                          (UNAUDITED)



                                                           NINE MONTHS ENDED        INCEPTION
                                                                JUNE 30,            THROUGH
                                                       ------------------------     JUNE 30,
                                                          2004          2003          2004
                                                       ----------    ----------    ----------
Cash flows from operating activities:
  Net loss                                             $  (28,578)   (27,673) $    (1,409,511)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            --            --        22,977
      Common stock issued for settlement of interest
        Expense                                                --            --        12,900
      Common stock issued for services                         --            --       217,900
      Loss on abandoned assets                                 --            --       120,387
      Gain on sale of assets                                   --            --          (500)
      Income from sale of abandoned assets                     --            --        (9,578)
  Changes in operating assets and liabilities
    Accounts payable                                       28,578        27,673       165,020
                                                       ----------    ----------    ----------
        Net cash used in operating activities                  --            --      (880,405)
                                                       ----------    ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                           --            --       (87,314)
  Proceeds from the sale of equipment                          --            --        15,078
                                                       ----------    ----------    ----------
        Net cash used in investing activities                  --            --       (72,236)
                                                       ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from notes payable                                  --            --       217,200
  Payments on notes payable                                    --            --       (20,000)
  Proceeds from the sale of common stock, net                  --            --       755,441
                                                       ----------    ----------    ----------
        Net cash provided by financing activities              --            --       952,641
                                                       ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents           --            --            --
  Cash at beginning of period                                  --            --            --
                                                       ----------    ----------    ----------
  Cash at end of period                                $       --    $       --    $       --
                                                       ==========    ==========    ==========



                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of June 30, 2004, the related statements of operations for the three months and nine months ended June 30, 2004 and 2003 and the statements of cash flows for the nine months ended June 30, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2003 Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of June 30, 2004 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

For the nine months ended June 30, 2004, the Company had no revenue and its expenses were $28,578 resulting in a net loss for the nine months of $28,578 compared to no revenue and expenses of $27,673 for the nine months ended June 30, 2003 and a net loss of $27,673 for the nine months then ended.

For the three months ended June 30, 2004, the Company had no revenue and its expenses were $14,346 resulting in a net loss for the quarter of $14,346 compared to no revenue and expenses of $11,426 for the three months ended June 30, 2003 and a net loss of $11,426.

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

NEED FOR ADDITIONAL FINANCING

The Company's has no working capital to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially.
 No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

DESCRIPTION OF PROPERTIES

The Company presently has no office space.

EMPLOYEES

As of June 30, 2004, the Company had no employees.

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

         a) Exhibits - None.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date: August 19, 2004                     By: /s/ Charles Smith
                                            ------------------------------------
                                            Charles Smith
                                            CEO, CFO