Form 10KSB
period 2004-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2005-01-20
CIK 1024626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
                               ------------    -------------

                        Commission File Number: 01-28911


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Colorado                                91-1869677
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of September 30, 2004 were 78,571. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2004 was 11,161. The market value of these shares, computed by reference to the market closing price on December 31, 2004 was $27,850. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

As of September 30, 2004, the Company had no employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

In June, 2004 the shareholders of the Company approved an increase in capital authorized to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. A reverse split of 100-to-1 was also approved and subsequently implemented.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "NHKT". Quotations in the Company's common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof.

The following table reflects the range of high and low quarterly bid prices for the fiscal year ended September 30, 2004. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

---------------------------------------- ------------------------------------- -------------------------------------
Period                                   High Bid                              Low Bid
---------------------------------------- ------------------------------------- -------------------------------------
1st Qtr 2004                             .50                                   .01
---------------------------------------- ------------------------------------- -------------------------------------

2nd Qtr 2004                             1.60                                  .01
---------------------------------------- ------------------------------------- -------------------------------------

3rd Qtr 2004                             6.00                                  .01
---------------------------------------- ------------------------------------- -------------------------------------

4th Qtr 2004                             .60                                   .01
---------------------------------------- ------------------------------------- -------------------------------------


As of September 30, 2004, the Company had 78,571 of its common stock issued and outstanding, of which 11,161 were held by non-affiliates.

As of September 30, 2004, the Company estimates there are in excess of 100 "holders of record" of its common stock which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through September 30, 2004, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period with the exception of $9,500 received from the sale of certain assets which had previously been written off. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 2004 and September 30, 2003 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

For the years ended September 30, 2004 and 2003, the Company had no revenue. For the year ended September 30, 2004, the Company had expenses of approximately $35,310 compared to expenses of approximately $37,000 at September 30, 2003. The Company's expenses consisted primarily of general and administrative expenses. The Company recorded other income of approximately $18,000 for the year ended September 30, 2003 which resulted from the cancellation of a previous merger which was ultimately unsuccessful and for which the Company had received a deposit of $52,000, which the Company retained. After this allowing for this other income and a provision for income taxes, the Company had a net loss of ($19,835) or ($.25) per shares of common stock for the year ended September 30, 2003 compared to a net loss of ($35,310) or ($.45) per share of common stock for the year ended September 30, 2004.

At September 30, 2004, shareholders' deficit was ($170,949) compared to a shareholders' deficit of ($135,639) at September 30, 2003. This increase in shareholders' deficit is due primarily to the Company's lack of revenues to pay its expenses at the present time.

Liquidity and Capital Resources

At September 30, 2004, the Company had negative working capital of approximately ($171,000) consisting of no assets and current liabilities of approximately $171,000. At September 30, 2003, the Company had negative working capital of approximately ($136,000) consisting of no assets and current liabilities of approximately $136,000.

The Company's current liabilities at September 30, 2004 were composed of accounts payable due to a shareholder of approximately $125,000 and trade payables of approximately $46,000.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Dr. Sadegh Salmassi     Director since January, 2004

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

SADEGH SALMASSI, M.D. Dr. Salmassi is a family physician in Delano, California whewre he has practiced for more than 20 years. Dr. Salmassi received his medical degree from the Pahlavi University School of Medicine in 1973 and completed his residency at the University of Illinois. Dr. Salmassi is a Board Certified Pathologist and is Board Certified in the area of General Practice. He is a Fellow of the American College of Pathologists and a Fellow of the American Academy of Family Physicians. He has written numerous articles for medical publications.

Dr. Salmassi is presently an officer and director of Crown Partners, Inc. and director of Micro Bio-Medical Waste Systems, Inc., companies which trade on the OTC Electronic Bulletin Board under the symbols "CRWP" and "MBWS". Crown Partners, Inc. is a shareholder of the Company.

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

Item 10. Executive Compensation.

During fiscal 2004, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2004, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                     Filed Reports
----                       --------                     -------------

Charles Smith              Director, CEO, CFO           No
Dr. Sadegh Salmassi        Director                     No
Steven Onoue               Director,Secretary           No
Crown Partners, Inc.       Shareholder                  Yes
Phoenix Capital Corp.      Shareholder                  Yes
Estate of Ivan Tiholiz     Shareholder                  No


Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 78,550 shares of the Company's common stock issued and outstanding on September 30, 2004. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

---------------------------------------- -------------------------------------- --------------------------------------
NAME AND ADDRESS                         NUMBER OF SHARES OWNED BENEFICIALLY    PERCENT OF SHARES OWNED
---------------------------------------- -------------------------------------- --------------------------------------
ESTATE OF IVAN TIHOLIZ                   19,500                                 24.82%
14860 ROSCOE BLVD
VAN NUYS CA 91402
---------------------------------------- -------------------------------------- --------------------------------------
CROWN PARTNERS, INC.                     22,800                                 29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
PHOENIX CONSULTING SERVICES              21,300                                 27.11
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
CHARLES SMITH * (1)                      22,800                                 29.02&
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
DR. SADEGH SALMASSI* (1)                 22,800                                 29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
STEVEN ONOUE * (1)                       22,800                                 29.02%
20700 VENTURA BLVD.
WOODLAND HILLS CA 91364
---------------------------------------- -------------------------------------- --------------------------------------
ALL DIRECTORS AND EXECUTIVE OFFICERS     22,800                                 29.02%
AS A GROUP (THREE PERSONS)
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------

* DENOTES OFFICER OR DIRECTOR

(1) INCLUDES 2,280,000 SHARES OWNED BY CROWN PARTNERS, INC., A COMPANY IN WHICH MESSRS. SMITH, SALMASSI AND ONOUE SERVE AS OFFICERS AND DIRECTORS. MESSRS. SMITH, SALMASSI AND ONOUE DISCLAIM ANY BENEFICIAL INTEREST IN THE SHARES OWNED BY CROWN PARTNERS, INC.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated  January 19, 2005
Balance Sheet for the Fiscal Year Ended September 30, 2004
Statement of Operations for the Fiscal Years Ended September 30, 2004 and 2003 Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  National Healthcare Technology, Inc.
  Woodland Hills, California

We have audited the accompanying balance sheet of National Healthcare Technology, Inc. (a Development Stage Company) as of September 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Healthcare Technology, Inc. as of September 30, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from November 5, 1995 (inception) through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses through September 30, 2004 totaling $1,416,243 and at September 30, 2004 had a capital deficit of $170,949. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

January 19, 2005

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2004


ASSETS                                                                  $             -
                                                                        ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable:
    Trade                                                               $        46,417
    Crown Partners', Inc.                                                       124,532
                                                                        ---------------
      Total current liabilities                                                 170,949
                                                                        ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                       -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 78,571 shares issued and outstanding                                 79
Additional paid in capital                                                    1,245,215
Deficit accumulated during the development stage                             (1,416,243)
                                                                        ---------------
  Total Stockholders' Deficit                                                  (170,949)
                                                                        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $             -
                                                                        ===============


     See accompanying summary of accounting policies and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                 Inception through
                                                         For the years ended September 30,         September 30,
                                                             2004                2003                  2004
                                                        ----------------    ----------------    --------------------
Revenue                                                 $            -      $            -      $             9,578

Expenses:
  Development costs                                                  -                   -                1,264,236
  General and administrative                                    35,310              37,339                  175,088
                                                        --------------      --------------      -------------------
                                                                35,310              37,339                1,439,324
                                                        --------------      --------------      -------------------

Loss before income taxes                                      ( 35,310)            (37,339)              (1,429,746)

Other income                                                         -              18,303                   18,303

Provision for income taxes                                           -                (800)                  (4,800)

Net loss                                                $      (35,310)     $      (19,385)     $        (1,416,243)
                                                        ==============      ==============      ===================

Net loss per share:
  Basic and diluted                                     $       (0.45)      $        (0.25)
                                                        ==============      ==============

Weighted average shares outstanding:
  Basic and diluted                                             78,571              78,571
                                                        ==============      ==============


     See accompanying summary of accounting policies and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       Period from November 5, 1995 (Inception) through September 30, 2004



                                                                                               Deficit
                                                                                             accumulated
                                                                         Additional           during the               Total
                                               Common Stock               paid in         development stage        stockholders'
                                          Share           Amount          capital                                     deficit
                                       ----------      ------------    --------------     ----------------       -----------------
Issuance of common stock for
  patent rights                            15,658      $         15    $        1,549                    -       $           1,564
Common shares issued to related
  party for equipment                       6,859                 7            55,280                    -                  55,287
Common shares issued for services          21,500                22             2,128                    -                   2,150
Sale of common stock, net                     617                 1           272,882                    -                 272,883
Issuance of common stock for
  conversion of promissory note
                                              372                 -           187,300                    -                 187,300
Common shares issued to related
  party for vehicle                            10                 -             5,000                    -                   5,000
Common stock issued for exercise
  of warrants                              10,000                10           482,550                    -                 482,560
Common shares issued for services             755                 1           215,749                    -                 215,750
Common stock issued for
  conversion of promissory note            22,800                23            22,777                    -                  22,800
Deficit accumulated in
  development stage                             -                 -                 -           (1,361,098)             (1,361,098)
                                       ----------      ------------    --------------     ----------------       -----------------
Balance,
  September 30, 2002                       78,571                79         1,245,215           (1,361,098)               (115,804)
Net loss                                        -                 -                 -              (19,835)                (19,835)
                                       ----------      ------------    --------------     ----------------       -----------------
Balance,
  September 30, 2003                       78,571                79         1,245,215           (1,380,933)               (135,639)
Net loss                                        -                 -                 -              (35,310)                (35,310)
                                       ----------      ------------    --------------     ----------------       -----------------
Balance,
  September 30, 2004                       78,571      $         79    $    1,245,215     $     (1,416,243)      $        (170,949)
                                       ==========      ============    ==============     ================       =================

     See accompanying summary of accounting policies and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                  For the years ended             Inception through
                                                                     September 30,                  September 30,
                                                               2004               2003                  2004
                                                           --------------    ----------------    --------------------
Cash flows from operating activities:
  Net loss                                                 $     (35,310)    $     (19,835)      $       (1,416,243)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                                    -                 -                   22,977
      Common stock for interest expense                                -                 -                   12,900
      Common stock issued for services                                 -                 -                  217,900
      Loss on abandoned assets                                         -                 -                  111,612
      Gain on sale of assets                                           -                 -                     (500)
Changes in assets and liabilities:
  Accounts payable                                                35,310            38,139                  170,949
  Deposit on merger                                                    -           (18,304)                       -
                                                           -------------     --------------      ------------------

Net cash used in operating activities                                  -                 -                 (880,405)
                                                           -------------     -------------       ------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   -                 -                  (87,314)
  Proceeds from sale of equipment                                      -                 -                   15,078
                                                           -------------     -------------       ------------------

Net cash used in investing activities                                  -                 -                  (72,236)
                                                           -------------     -------------       ------------------

Cash flows from financing activities:
  Proceeds from note payable                                           -                 -                  217,200
  Payments on notes payable                                            -                 -                  (20,000)
  Proceeds from sale of common stock, net                              -                 -                  755,441
                                                           -------------     -------------       ------------------

Net cash provided by financing activities                              -                 -                  952,641
                                                           -------------     -------------       ------------------

Net decrease in cash                                                   -                 -                        -
Cash, beg. of period                                                   -                 -                        -
                                                           -------------     -------------       ------------------
Cash, end of period                                        $           -     $           -       $                -
                                                           =============     =============       ==================

Supplemental information:
  Income taxes paid                                        $           -     $            -      $            2,400
  Interest paid                                            $           -     $            -      $               55
Supplemental non-cash transactions:
  Common stock issued for notes                            $           -     $            -      $          197,800
  Common stock for patent rights                           $           -     $            -      $            1,564
  Common stock for equipment                               $           -     $            -      $           60,287

     See accompanying summary of accounting policies and notes to financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. On November 5, 1995 National Healthcare Technology, Inc. ("National") was incorporated in Colorado. National currently has no operations and in accordance with SFAS #7, is considered a development stage company.

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


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended September 30, 2004 and 2003 National incurred losses totaling $35,310 and $19,835 and at September 30, 2004 had a capital deficit of $170,949. Because of these losses, National will require additional working capital to develop business operations.

National is also identifying merger and/or acquisition candidates. As of January 19, 2005, no acquisition or merger agreements have been closed. These conditions raise substantial doubt about National's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should National be unable to continue as a going concern.


NOTE 3 - INCOME TAXES

National has not yet realized income as of the date of this report, no provision for income taxes has been made. At September 30, 2004 a deferred tax asset has not been recorded due to National's lack of operations to provide income to use the net operating loss carryover of $1,416,000 that expires in years 2011 through 2024.


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

No options have been granted as of January 19 2005.


NOTE 5 - RELATED PARTY TRANSACTIONS

National leases office space from Crown Partners', Inc., a related entity, on a month to month basis for $1,500 per month. Rent expense was $18,000 for the years ended September 30, 2004 and 2003, respectively.

National owes Crown Partners', Inc. $124,532 as of September 30, 2004.


NOTE 6 - EQUITY

The preferred stock is convertible at 10 shares for 1 common share of common stock.

In June 2004, National filed Schedule 14C proposing an increase in common shares authorized from 25,000,000 to 100,000,000, an increase in preferred shares authorized from 500,000 to 10,000,000.

In June 2004, National Healthcare declared a reverse stock split effected in the form of a 1 for 100 common shares for each issued and outstanding common share of National Healthcare such that there will be a total of 78,571 common shares issued and outstanding upon completion of the stock split. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 19, 2005                NATIONAL HEALTHCARE TECHNOLOGY, INC.


                                /s/ Charles Smith
                                Charles Smith, CEO, CFO and Director

January 19, 2005                /s/ Sadegh Salmassi
                                Dr. Sadegh Salmassi, Director

January 19, 2005                /s/ Steven Onoue
                                Steven Onoue, Director, Secretary