Form 10QSB
period 2004-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2005-02-23
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                 (818) 277-9494
                           (Issuer's telephone number)

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

                                 Yes: [X]   No:[ ]

As of December 31, 2004 there were 78,571 shares of Common Stock of the issuer outstanding.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)


Assets                                                              $        --
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                           $    46,792
    Crown Partners', Inc.                                               126,032
                                                                    -----------
    Total current liabilities                                           172,824

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 78,571 shares issued and outstanding                         79
  Additional paid in capital                                          1,245,215
  Accumulated deficit                                                (1,418,118)
                                                                    -----------
    Total Stockholders' Deficit                                        (172,824)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                     INCEPTION
                                           THREE MONTHS ENDED         THROUGH
                                              DECEMBER 31,          DECEMBER 31,
                                      --------------------------    -----------
                                         2004            2003           2004
                                      -----------    -----------    -----------

Revenue                               $        --    $        --    $     9,578

Expenses:
  Development costs                            --             --      1,264,236
  General and administrative                4,875         10,435        176,963
                                      -----------    -----------    -----------
                                            4,875         10,345      1,431,621
                                      -----------    -----------    -----------

Net loss before income taxes               (4,875)       (10,345)    (1,431,621)
Other Income                               18,303
Income taxes                                   --             --         (4,800)
                                      -----------    -----------    -----------
Net loss                              $   (10,435)   $   (10,435)   $(1,418,118)
                                      ===========    ===========    ===========
Basic net loss per common share       $      0.00    $      0.00
                                      ===========    ===========

Weighted average shares outstanding        78,571         78,571
                                      ===========    ===========

                              NATIONAL HEALTHCARE TECHNOLOGY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED DECEMBER 31,
                                           (UNAUDITED)

                                                                                      INCEPTION
                                                            THREE MONTHS ENDED         THROUGH
                                                               DECEMBER 31,          DECEMBER 31,
                                                       --------------------------    -----------
                                                           2004           2003           2004
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             $    (4,875)   $   (10,435)   $(1,418,118)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             --             --         22,977
      Common stock issued for settlement of interest
        expense                                                 --             --         12,900
      Common stock issued for services                          --             --        217,900
      Loss on abandoned assets                                  --             --        111,612
      Gain on sale of assets                                    --             --           (500)
      Income from sale of abandoned assets                      --             --             --
  Changes in operating assets and liabilities
    Accounts payable                                         4,875         10,435        176,963
                                                       -----------    -----------    -----------
        Net cash used in operating activities                   --             --       (885,280)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                            --             --        (87,314)
  Proceeds from the sale of equipment                           --             --         15,078
                                                       -----------    -----------    -----------
        Net cash provided by (used in) investing
          activities                                            --             --        (72,236)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                                   --             --        217,200
  Payments on notes payable                                     --             --        (20,000)
  Proceeds from the sale of common stock, net                   --             --        755,441
                                                       -----------    -----------    -----------
        Net cash provided by financing activities               --             --        952,641
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            --             --             --
  Cash at beginning of period                                   --             --             --
                                                       -----------    -----------    -----------
  Cash at end of period                                $        --    $        --    $        --
                                                       ===========    ===========    ===========

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1:Presentation

The balance sheet of the Company as of December 31, 2004, the related statements of operations for the three months ended December 31, 2004 and 2003 and the statements of cash flows for the three months ended December 31, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2004 Form 10-KSB.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through December 30, 2004, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the three months ended December 31, 2004, the Company had no revenue and its expenses were $4,875 resulting in a net loss for the three months of ($4,875) compared to no revenue and expenses of $10,345 for the three months ended December 31, 2003 and a net loss of ($10,345) for the three months then ended. The net loss per share for the periods ended December 31, 2004 and 2003 was nil, respectively.

At December 31, 2004, the Company had no assets and liabilities of approximately $173,000. The Company had no working capital. A shareholder continues to advance monies to pay certain of the Company's outstanding obligations but there can be no guarantees that it will continue to advance such funds.

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

DESCRIPTION OF PROPERTIES

The Company presently has shares office space with for which it pays $1,500 per month.

EMPLOYEES

As of December 31, 2004, the Company had no employees.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended December 31, 2004.

(b)  Exhibits

Exhibit Number                        Name of Exhibit
--------------    -------------------------------------------------------------
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

Date: February 17, 2005