Form 10QSB
period 2005-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2005-05-23
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                                 Yes : |X| No: |_|

As of March 31, 2005 there were 78,571 shares of Common Stock of the issuer outstanding.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


Assets                                                           $         --
                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                        $     57,178
    Crown Partners', Inc.                                             127,033
                                                                 ------------
    Total current liabilities                                         184,211
                                                                 ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 500,000,000 shares
    authorized, no shares issued and outstanding                           --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 78,571 shares issued and outstanding                       79
  Additional paid in capital                                        1,245,215
  Accumulated deficit                                              (1,429,505)
                                                                 ------------
    Total Stockholders' Deficit                                      (184,211)
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $         --
                                                                 ============


                 See accompanying notes to financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      Three and Six Months Ended March 31,
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------
                                                                                                    Inception
                                       Three Months Ended               Six Months Ended          through March
                                           March 31,                        March 31,                  31,
                                      2005            2004            2005            2004            2005
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $         --    $         --    $         --    $         --    $      9,578

Expenses:
  Development costs                         --              --              --              --       1,264,236
  General and administrative             8,385           2,892          13,260          13,327         188,348
                                  ------------    ------------    ------------    ------------    ------------
                                         8,385           2,892          13,260          13,327       1,452,584
                                  ------------    ------------    ------------    ------------    ------------

Net loss before income taxes            (8,385)         (2,892)        (13,260)        (13,227)     (1,443,007)
Other Income                                --              --              --              --          18,302
Income taxes                                --              --              --              --          (4,800)
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $     (8,385)   $     (2,892)   $    (13,260)   $    (13,227)   $ (1,429,505)
                                  ------------    ------------    ------------    ------------    ------------

Basic net loss per common share   $      (0.11)   $      (0.04)   $      (0.17)   $      (0.17)
                                  ============    ============    ============    ============

Weighted average shares
outstanding                             78,571          78,571          78,571          78,571
                                  ============    ============    ============    ============



                 See accompanying notes to financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended March 31,
                                   (Unaudited)

                                                            Six Months Ended          Inception through
                                                                March 31,               March 31,
                                                           2005            2004            2005
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $    (13,260)   $    (13,327)   $ (1,429,505)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              --              --          22,977
      Common stock issued for settlement of interest
        expense                                                  --              --          12,900
      Common stock issued for services                           --              --         217,900
      Loss on abandoned assets                                   --              --         111,612
      Gain on sale of assets                                     --              --            (500)
  Changes in operating assets and liabilities
    Accounts payable                                         13,260          13,327         184,211
                                                       ------------    ------------    ------------
        Net cash used in operating activities                    --              --        (880,405)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                             --              --         (87,314)
  Proceeds from the sale of equipment                            --              --          15,078
                                                       ------------    ------------    ------------
        Net cash provided by (used in) investing
          activities                                             --              --         (72,236)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable                                    --              --         217,200
  Payments on notes payable                                      --              --         (20,000)
  Proceeds from the sale of common stock, net                    --              --         755,441
                                                       ------------    ------------    ------------
        Net cash provided by financing activities                --              --         952,641
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             --              --              --
  Cash at beginning of period                                    --              --              --
                                                       ------------    ------------    ------------
  Cash at end of period                                $         --    $         --              $-
                                                       ============    ============    ============


                 See accompanying notes to financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:Presentation

The balance sheet of the Company as of March 31, 2005, the related statements of operations for the three months and six months ended March 31, 2005 and 2004 and the statements of cash flows for the six months ended March 31, 2005 and 2004 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2004 Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and since inception has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of $1,000,000 from an offering conducted under Rule 504 of Regulation D in 1997. The Company's balance sheet as of March 31, 2005 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

During the period from November 5, 1989 (inception) through March 31, 2005, the Company engaged in limited operations and attempted to initiate its double blind study of its drug, Magkelate. The Company received no revenues during this period. The capital raised was expended for general office and administrative expenses and the proposed double-blind study of Magkelate, which double-blind study the Company was unable to start due to lack of capital.

For the three months ended March 31, 2005, the Company had no revenue and its expenses were $8,385 resulting in a net loss for the three months of ($8,385) compared to no revenue and expenses of $2,892 for the three months ended March 31, 2004 and a net loss of ($2,892) for the three months then ended. The net loss per share for the three month periods ended March 31, 2005 and 2004 was $(0.11) and $(0.04), respectively.

For the six months ended March 31, 2005, the Company had no revenue and its expenses were $13,260 resulting in a net loss for the six months of ($13,260) compared to no revenue and expenses of $13,327 for the six months ended March 31, 2004 and a net loss of ($13,327) for the six months then ended. The net loss per share for the six month periods ended March 31, 2005 and 2004 was $(0.17) for each period.

At March 31, 2005, the Company had no assets and liabilities of approximately $184,000. The Company therefore had negative working capital. A shareholder continues to advance monies to pay certain of the Company's outstanding obligations but there can be no guarantees that it will continue to advance such funds.

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

DESCRIPTION OF PROPERTIES

The Company presently shares office space with for which it pays $1,500 per month.

EMPLOYEES

As of March 31, 2005, the Company had no employees.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2005.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

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

Date: May 20, 2005