Form 10QSB
period 2005-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2005-08-19
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

  |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934
          From the transition period from ___________ to ____________.


                         Commission File Number 01-28911
                                                --------


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Colorado                                     91-1869677
        -------------------------------       ---------------------------------
        (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)


            1660 Union Street, Suite 200, San Diego, California 92101
                    (Address of principal executive offices)


                                 (619) 398-8470
                           (Issuer's telephone number)


                          20700 Ventura Boulevard, #227
                        Woodland Hills, California 91364
                        --------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes |X|   No |_|

As of August 12, 2005, 18,413,546 shares of Common Stock of the issuer were outstanding.

----------

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

ITEM 1. FINANCIAL INFORMATION

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


Assets                                                          $            --
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                       $        72,394
    Crown Partners, Inc.                                                131,016
                                                                ---------------
    Total current liabilities                                           203.410
                                                                ---------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 78,571 shares issued and outstanding                         79
  Additional paid in capital                                          1,245,215
  Accumulated deficit                                                (1,448,704)
                                                                ---------------
    Total Stockholders' Deficit                                        (203.410)
                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $            --
                                                                ===============

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended June 30, 2005 and 2004 and
               February 29, 1996 (Inception) through June 30, 2005
                                   (Unaudited)

                                                                                                              Inception
                                        Three Months Ended                     Nine Months Ended             through June
                                             June 30,                               June 30,                     30,
                                      2005               2004               2005               2004              2005
                                ---------------    ---------------     ---------------   ---------------    ---------------
Revenue                         $            --    $            --     $            --   $            --    $         9,578

Expenses:
  Development costs                          --                 --                  --                --          1,264,236
  General and administrative             19,199             14,346              32,459            28,578            207,548
                                ---------------    ---------------     ---------------   ---------------    ---------------
                                         19,199             14,346              32,459            28,578          1,471,784
                                ---------------    ---------------     ---------------   ---------------    ---------------

Net loss before income taxes            (19,199)           (14,346)            (32,459)          (28,578)        (1,462,206)
Other Income                                                                                                         18,302
Income taxes                                 --                 --                  --                --             (4,800)
                                ---------------    ---------------     ---------------   ---------------    ---------------

Net loss                        $       (19,199)   $       (14,346)    $       (32,459)  $       (28,578)   $    (1,448,704)
                                ===============    ===============     ===============   ===============    ===============

Basic net loss per common share $         (0.24)   $         (0.18)    $         (0.41)  $         (0.36)
                                ===============   ================     ===============   ===============

Weighted average shares
   outstanding                           78,571             78,571              78,571            78,571
                                ===============    ===============     ===============   ===============

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended June 30, 2005 and 2004 and
               February 29, 1996 (Inception) through June 30, 2005
                                   (Unaudited)

                                                                                         Inception
                                                             Nine Months Ended            through
                                                                 June 30,                June 30,
                                                           2005           2004             2005
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $    (32,459)   $    (28,578)   $ (1,448,704)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              --              --          22,977
      Common stock issued for settlement of interest
        Expense                                                  --              --          12,900
      Common stock issued for services                           --              --         217,900
      Loss on abandoned assets                                   --              --         111,612
      Gain on sale of assets                                     --              --            (500)
      Income from sale of abandoned assets                       --              --          (9,578)
Changes in operating assets and liabilities
    Accounts payable                                         32,459          28,578         203,410
                                                       ------------    ------------    ------------
        Net cash used in operating activities                    --              --        (889,983)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                             --              --         (87,314)
  Proceeds from the sale of equipment                            --              --          15,078
                                                       ------------    ------------    ------------
        Net cash used in investing activities                    --              --         (72,236)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable                                    --              --         217,200
  Payments on notes payable                                      --              --         (20,000)
  Proceeds from the sale of common stock, net                    --              --         755,441
                                                       ------------    ------------    ------------
        Net cash provided by financing activities                --              --         952,641
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             --              --              --
  Cash at beginning of period                                    --              --              --
                                                       ------------    ------------    ------------
  Cash at end of period                                $         --    $         --    $         --
                                                       ============    ============    ============

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of June 30, 2005, the related statements of operations for the three months and nine months ended June 30, 2005 and 2004 and the statements of cash flows for the nine months ended June 30, 2005 and 2004 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's September 30, 2004 Form 10-KSB.

NOTE 2 - SUBSEQUENT EVENT

On June 30, 2005, the Company entered into an Exchange Agreement with Special Stone Surfaces, ES3, Inc. ("Es3") wherein the Company acquired Es3 in exchange for the issuance of approximately 19,414,188 shares of the Company's common stock to Es3's shareholders, Crown Partners, Inc. ("Crown") and certain consultants. In addition, Es3 will pay a total of $500,000 to Crown in exchange for Crown assuming all the debts and liabilities of the Company as well as in satisfaction of debts owed by the Company to Crown. $200,000 was paid to Crown on July 19, 2005. This transaction closed on July 19, 2005 and the then-current Board of Directors resigned in favor of directors nominated by Es3.

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

         On June 30, 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Special Stone Surfaces, Es3, Inc., a Nevada corporation ("Es3"), and certain stockholders of Es3 (the "Es3 Stockholders"), wherein the Company was to acquire Es3 in exchange for the issuance of approximately 19,414,188 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants (the "Share Exchange"). In addition, Es3 will pay a total of $500,000 to Crown in exchange for Crown assuming all the debts and liabilities of the Company as well as in satisfaction of debts owed by the Company to Crown. On July 19, 2005, the Share Exchange transaction closed (the "Closing"), pursuant to which the then current Board of Directors resigned in favor of directors nominated by Es3.

         Pursuant to the terms of the Exchange Agreement, the Company has now acquired 17,029,537 shares of the outstanding capital stock of Es3 in exchange for the Company's issuance to the Es3 Stockholders of 17,029,537 shares of the Company's common stock. In connection with the Exchange Agreement the Company also issued 905,438 shares to Crown Partners and 400,000 shares to two individuals that provided consulting and advisory services to the Company (the "Consultants"). The issuance of the Company's shares of common stock to the Es3 Stockholders, Crown Partners and the Consultants was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to
Section 4(2) thereof. Following the Closing of the Share Exchange, the Company has a total of 18,413,546 shares of common stock issued and outstanding, and there remain 1,079,213 shares of Es3's outstanding common stock that have yet to be exchanged for the Company's shares. Under the terms of the Exchange Agreement, holders of those shares have 90 days following the Closing in which to tender them for exchange.

PLAN OF OPERATIONS

         Es3 is newly formed corporation that was established in February 2005 to engage in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings(TM) and Authentic Stone Veneers(TM). The coatings and veneers are clean, cost efficient alternatives to traditional stone masonry.

         Es3 holds the exclusive rights to manufacture, use and distribute Liquid Stone(TM) coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation and an affiliate of Es3. Liquid Stone(TM) is a water-based polymeric stone coating that can be applied to a variety of surfaces including wood, stucco, metal, concrete or asphalt to create the appearance of natural stone.

         Es3 also holds the excusive rights to manufacture, use and distribute Authentic Stone Veneer(TM) panels in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Finishes, Inc. a Nevada corporation and an affiliate of Es3. Authentic Stone Veneer(TM) panels can be formulated in rough stone or smooth stone finishes. Authentic Stone Veneer(TM) panels are made from proprietary materials and are molded to form the detailed contours and profiles of natural stone surfaces. The rough stone veneers are approximately 1/10th the weight of concrete, while the smooth stone veneers are approximately 1/7th the weight of concrete.

         During the next twelve months Es3 anticipates that it will incur some research and development expenses. The company continues to evaluate changes in its formula for Liquid Stone(TM) to enhance the appearance and durability of its coatings. It is also continuing to evaluate formulas for Authentic Stone Veneers(TM), and plans to continue testing and seek industry certification for its products.

         Es3 plans to market its coatings and veneers to both commercial and residential markets. It is developing relationships with prospective dealers and intends to employ a channel sales strategy. Es3 currently anticipates initial sales of Liquid Stone(TM) will commence in November 2005, with sales of Authentic Stone Veneers(TM) commencing in the second or third quarter of 2006.

         A significant component of the Es3's intermediate term growth strategy is the acquisition and integration of companies in related building materials fields. Es3 expects to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs.

         Es3 currently operates out of leased facilities in San Diego, and presently has two full time employees. Any additional plant or equipment expenditures, and any significant increase in employees will be dependent upon the company's capital resources and the development of channel and market activity for its products.

         Es3 has not generated any revenues from operations and has incurred approximately $458,000 in expenses from its inception through June 30, 2005 in connection with its formation and initial operations. All of Es3's operations to date have been funded by the sale of its common stock. As of June 30, 2005, Es3 had approximately $25,000 of cash and a related party receivable of $150,000.

         Es3 anticipates that it will have to raise additional capital to fund operations in the next 12 months. To the extent that the Company is required to raise additional funds to cover the costs of operations, it intends to do so through additional public or private offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place and no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

New Accounting Pronouncements:

         In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS
123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.   CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005.

During the quarter ended June 30, 2005 there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

        2.1 Exchange Agreement by and among National Healthcare Technology, Inc., Special Stone Surfaces, Es3, Inc. and certain Stockholders of each dated June 30, 2005 (without exhibits and schedules) incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005.)

       31.1    Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a) of the Securities Exchange Act of 1934.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

       32.1 Certification of Chief Executive Officer and Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL HEALTHCARE TECHNOLOGY, INC.


Date:  August 18, 2005                  By: /s/ ROSS LYNDON-JAMES
                                            ---------------------
                                            Ross Lyndon-James,
                                            Cheif Executive Officer


Date:  August 18, 2005                  By: /s/ BRIAN HARCOURT
                                            -------------------
                                            Brian Harcourt,
                                            Chief Financial Officer