Form 10QSB
period 2005-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-02-01
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934
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

Former fiscal year September 30
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

Yes ☒     No ☐

As of January 31, 2006, 19,492,759 shares of Common Stock of the issuer were outstanding.

PART I. FINANCIAL INFORMATION

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Inventories	$29,101
Prepaid expenses and other current assets	200,270
Total current assets	229,371

Property and equipment—net	35,358
Other long-term assets	2,087
TOTAL ASSETS	$266,816

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$28,211
Accounts payable	206,646
Note payable—related party (see Note 4)	50,140
Accrued expenses and other current liabilities	220
Total current liabilities	285,217
Total liabilities	285,217

Commitments (see Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock ($0.001 par value, 100,000,000 shares authorized; 19,492,759 shares issued and outstanding)	19,493
Additional paid-in capital	758,220
Deferred stock compensation	(89,256)
Accumulated deficit	(706,858)
Total stockholders’ deficit	(18,401)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,816

The accompanying notes are an integral part of these financial statements

NATIONAL HEALTHCARE TECHNOLOGY, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and
Period from January 27, 2005 (Inception) through September 30, 2005
(Unaudited)

		Period from
		January 27, 2005
	Three Months Ended	(inception) through
	September 30,	September 30,
	2005	2005
REVENUES	$—	$—
COST OF GOODS SOLD	—	—
Gross profit	—	—

OPERATING EXPENSES:
Selling and marketing	25,839	33,790
Technology, support, and development	122,157	139,464
General and administrative	240,033	533,654
Total operating expenses	388,029	706,908
Operating income (loss)	(388,029)	(706,908)

OTHER INCOME (EXPENSE):
Other income	270	270
Interest expense-net	(220)	(220)

Total other (expense) income	50	50
NET INCOME (LOSS)	$(387,979)	$(706,858)

EARNINGS (LOSS) PER COMMON SHARE, SHARE, BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,218,999	16,597,011

The accompanying notes are an integral part of these financial statements

NATIONAL HEALTHCARE TECHNOLOGY, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
Period from January 27, 2005 (Inception) through September 30, 2005
(Unaudited)

Period from
January 27, 2005
(inception) through
September 30,
2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(706,858)
Adjustments:
Depreciation	3,594
Amortization of deferred stock compensation	9,657
Changes in:
Accounts receivable	(270)
Inventories	(29,101)
Prepaid expenses and other current assets	(200,000)
Other long-term assets	(2,087)
Bank overdraft	28,211
Accounts payable	206,646
Accrued expenses and other current liabilities	220
Total adjustments	16,870
Net cash used by operating activities	(689,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(38,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	678,800
Proceeds from issuance of note payable	50,140
Net cash provided by financing activities	728,940

NET INCREASE (DECREASE) IN CASH	—

CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying notes are an integral part of these financial statements

NATIONAL HEALTHCARE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1.	Organization And Basis Of Presentation

A.	Organization

This report includes interim unaudited financial statements of National Healthcare Technology, Inc., a Colorado corporation (the "Company") for the three month period ended September 30, 2005 and for the period from January 27, 2005 (Inception) through September 30, 2005.

On July 19, 2005, the Company completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the “Exchange Agreement”) by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company (“Crown Partners”), Es3, and certain stockholders of Es3 (the “Es3 Stockholders”). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,414,188 shares of the Company’s common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger.

Accordingly the financial statements contained in report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company has one active operating subsidiary—Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings™ and Authentic Stone Veneers™.

The Company has determined that Aronite Industries, Inc., a Nevada corporation ("Aronite"), is a predecessor entity because the Company and Aronite are under common control, share significant equity ownership interests, and the Company operates in substantially the same line of business that Aronite operated in. Aronite was formed in June 2002. It ceased operations in January 2005. Audited Financial Statements for Aronite for the fiscal years ended December 31, 2004 and 2003 are included in the Company's 8-K/A filed with the Securities and Exchange Commission on January 24, 2006.

In addition, the Company changed its accounting year-end from September 30 to December 31, which is Es3’s accounting year-end. Operations are conducted from leased premises in San Diego, California.

B.	Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred a net loss during the period from inception through September 30, 2005 and expects to incur a net loss for its fiscal year ending December 31, 2005. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

The Company intends to raise additional funds to cover the costs of operations through public or private offerings of debt or equity securities. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

A.	Predecessor Entity

The financial statements of the Company include the Company’s results from inception through September 30, 2005, and do not include the results of Aronite Industries Inc. (“Aronite”), which was deemed to be the Company’s predecessor under the requirements for the Company’s January 24, 2006, 8-K/A filing. Based on an evaluation of SFAS No. 141 "Business Combinations", and FIN 46R, "Consolidation of Variable Interest Entities", the Company has determined that Aronite activities do not need to be consolidated into the Company's financial statements, that no further disclosures on Aronite are required.

B.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

C.	Cash and Cash Equivalents

When available, substantially all of the Company's cash and cash equivalents are deposited with a single large commercial bank.

D.	Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. There were no accounts receivable balances as of September 30, 2005.

E.	Customer Concentrations

For the period from inception through September 30, 2005, the Company recorded no revenues.

F.	Inventories

Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out basis.

G.	Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the assets' carrying amount may not be recoverable. The evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the assets' remaining life. Long-lived assets that are assessed to be impaired are reduced to their estimated net fair value.

H.	Revenue Recognition

Revenue is generally recognized when all contractual or transfer obligations have been satisfied, the collection of the resulting receivable is probable, and the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered. The Company records estimated reductions to revenue for customer and distributor incentives, such as rebates, at the time of the initial sale.

The Company intends to enter into sales agreements for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. The Company also enters into agreements that contain multiple-elements (such as product, installation and service) or non-standard terms and conditions. For multiple-element arrangements, the Company will recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. For prepaid service contracts, revenue will be recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis.

I.	Technology License

The Company’s principal business activity focuses on the commercialization of distributing decorative coatings that can be used to resemble stone, which the Company licenses from related parties. Minimum annual royalties for these arrangements have been accrued on the Company's balance sheet. See Notes 9A, 9B and 9C for additional information on these arrangements.

J.	Fair Value of Financial Instruments

The Company's financial instruments consist of accrued expenses. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying value of its financial instruments in the financial statements to approximate their fair value because of their short-term maturities.

K.	Stock-Based Compensation

The Company accounts for stock based awards to employees as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

An employee of the Company, was granted a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.70 per share, and vested upon the grant date.

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

Period from inception through September 30, 2005
Net income (loss), as reported	$(706,858)
Add: Stock-based compensation expense included in net income, no tax effect	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	(8,242)
Pro forma net income (loss)	$(715,100)

Since the difference between the reported and pro forma net income (loss) available to common shareholders is insignificant, there is no effect on the net earnings (loss) per common share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2005: no dividend yield for each year; expected volatility of 0% according to the minimum value method; weighted-average risk-free interest rates of 4.22%, and weighted-average expected option lives of 3 years.

L.	Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

M.	Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the period from inception through September 30, 2005, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. No EPS calculation is shown for the Company’s predecessor entity, Aronite.

N.	Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months period ended September 30, 2005 and for the period from January 27, 2005 (Inception) to September 30, 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a statement of comprehensive loss is not presented.

O.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company does not expect the implementation of SAB 107 to have a material impact on its financial position, results of operations and cash flows.

3.	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss for the period from inception through September 30, 2005, and had a working capital deficiency of approximately $56,000. The Company also has deferred payment of certain accounts payable.

In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Notes Payable

From inception through September 30, 2005, the Company received short-term loans from Boston Equities Corporation, owner of 55% of the common stock of the Company at September 30, 2005. At September, 2005, the Company owed $50,140 in principal and $220 in accrued interest pursuant to these loans.

5.	Other Current Assets

The Company paid a deposit on June 27, 2005 of $200,000 as part of the reverse merger transaction (see Note 1). Under the terms of the Exchange Agreement, the deposit is to be paid to Crown Partners, Inc. upon satisfaction of certain conditions to closing including the preparation and filing of financial statements for Special Stone Surfaces, Es3 that meet the requirements of Regulation S-X.

6.	Stockholders' Equity

A.	Common Stock

In February 2005, the Company issued 8,380,000 shares of common stock to founding stockholders for cash at a price of $0.01 per share, including 6,250,000 shares to Boston Equities Corporation (a related party).

In April 2005, the Company issued 910,000 shares of common stock for cash at a price of $0.50 per share, including 800,000 shares to Boston Equities Corporation (a related party) and 110,000 to unrelated investors.

In June 2005, the Company issued 200,000 shares of common stock for cash at a price of $0.70 per share to an unrelated investor.

In June 2005, the Company issued an aggregate of 8,618,750 shares of common stock in connection with the license of certain trademarks from Aronite Industries Inc. See Note 9 for a description of this transaction.

B. Stock Warrants

In February 2005 the Company issued 600,000 common stock purchase warrants at an exercise price of $0.60 per share to W.B. International, Inc., in exchange for consulting services. In June 2005 the Company has issued 600,000 common stock purchase warrants at an exercise price of $0.70 per share to each of Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc. in connection with certain OEM license agreements, described in Note 9. In June 2005 the Company issued 100,000 options to purchase common stock to an employee at an exercise price of $0.70 per share. A summary of the warrant activity for the period from inception through September 30, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable
Outstanding at January 27, 2005 (inception)	—	$—	—
Issued	1,900,000	0 .66	1,900,000
Cancelled, forfeited or expired	—		—
Outstanding at September 30, 2005	1,900,000	$0.66	1,400,000
Weighted average fair market value of warrants issued:		$1.00

Additional information regarding the warrants outstanding as of September 30, 2005 is as follows:

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	1,300,000	5.0	$0.70	1,300,000	$0.70

$0.60	600,000	5.0	$0.60	100,000	$0.60

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2005: no dividend yield for each year; expected volatility of 0% according to the minimum value method; weighted-average risk-free interest rates of 4.22%, and weighted-average expected option lives of 3 years.

The fair value of the non-employee warrants is approximately $99,000, and is being amortized over the warrants' expected lives.

7.	Income Taxes

There is no provision for income taxes in these financial statements because the Company has incurred operating losses since inception and no recoverable taxes have been paid.

8.	Commitments and Contingencies

A.	Legal Actions

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.	OEM License Agreements

Future minimum annual license payments under the OEM license agreements (see Note 9) for the next five years ending December 31 are as follows:

2006	$450,000
2007	540,000
2008	648,000
2009	777,600
2010	933,120
$3,348,720

C.	Operating Lease

On March 1, 2005, the Company entered into a lease commitment for office and warehouse space in San Diego, California. The terms of the lease provide for monthly rental payments of $3,367.46 through January 2006 and increasing to $3,679 through January 31, 2009.

Future minimum rental payments under the facility lease for the years ending December 31 are as follows:

2006	$41,521
2007	42,766
2008	44,049
2009	3,680
$132,016

D.	Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Colorado. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

9.	Other Related Party Transactions

A.	OEM License Agreement - Liquid Stone Manufacturing, Inc.

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Liquid Stone™ coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation. Liquid Stone Manufacturing, Inc. is controlled by Boston Equities Corporation (the Company’s controlling stockholder) and William Courtney, an officer and director of the Company.

Under the terms of the OEM License Agreement, the Company is required to pay a royalty of up to 7% of net sales of Liquid Stone™ products, subject to minimum annual royalties of $200,000 increasing at a rate of 20% per annum. In addition, the Company granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share. The Company has an option to buy out the royalty payments in exchange for $2 million if paid before the second anniversary of the license, $4 million if paid before the third anniversary of the license and $8 million thereafter. Royalties paid during the term do not apply to the buy out option. Liquid Stone Manufacturing, Inc. has the right to demand payment of the buy out option in fully registered stock at an effective price of $0.75 per share in lieu of cash payment.

As of September 30, 2005, the Company had accrued approximately $58,000 of royalties under this arrangement.

B.	OEM License Agreement - Stone Mountain Finishes, Inc.

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Authentic Stone Veneers™ in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Finishes, Inc. a Nevada corporation. Stone Mountain Finishes, Inc. is controlled by Boston Equities Corporation (the company’s controlling tockholder and William Courtney, an officer and director of the Company.

Under the terms of the OEM License Agreement, the Company is required to pay a royalty of up to 7% of net sales of Stone Mountain™ products, subject to minimum annual royalties of $250,000 increasing at a rate of 20% per annum. In addition, the Company granted Stone Mountain Finishes, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share. The Company has an option to buy out the royalty payments in exchange for $2 million if paid before the second anniversary of the license, $4 million if paid before the third anniversary of the license and $8 million thereafter. Royalties paid during the term do not apply to the buy out option. Stone Mountain Finishes, Inc. has the right to demand payment of the buy out option in fully registered stock at an effective price of $0.75 per share in lieu of cash payment.

10.	Consultants

The Company paid a consultant $80,000 for business development services for the period from inception to September 30, 2005. The consultant continues to work with the Company based on an oral agreement on a month-to-month advisory basis.

As of September 30, 2005, the Company had accrued approximately $72,000 of royalties under this arrangement.

C.	Trademark License and Contract Assignment and Assumption Agreement - Aronite Industries, Inc.

On June 15, 2005, the Company entered into a Trademark License and Contract Assignment and Assumption Agreement with Aronite Industries, Inc., a Nevada corporation.  Under the terms of the agreement, the Company acquired an exclusive license to use Aronite Industries, Inc.'s trademarks, tradenames and marketing collateral in North America, Central America and South America.  The Company also received an assignment from Aronite of a Distribution Agreement that it had entered into with a third party for the distribution of stone coatings.  Aronite Industries, Inc.  is controlled by Boston Equities Corporation (the Company's largest stockholder) and William Courtney.

Under the terms of the Trademark License and Contract Assignment and Assumption Agreement, the Company is required to pay a royalty of up to 3% of net sales of products sold under the Aronite Industries Inc. trademarks, subject to minimum annual royalties of $100,000 increasing at a rate of 20% per annum.  In addition, the Company issued to Aronite Industries, Inc. a total of 8,618,750 shares of the Company's common stock to Aronite Industries, Inc. The equity issuance was recorded in the Company’s financial statements at $0, or Aronite’s basis in the stock. The Company has an option to buy out the royalty payments in exchange for $1.25 million.  Royalties paid during the term do not apply to the buy out option.  Aronite Industries, Inc. has the right to demand payment of the buy out option in fully registered stock at an effective price of $0.75 per share in lieu of cash payment.

As of September 30, 2005, the Company had accrued approximately $29,000 of royalties under this arrangement.

D.	Boston Equities Corporation Consulting Services

The Company accrued $35,000 of management and financial consulting fees due to Boston Equities Corporation for the period from inception through September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

GENERAL

On July 19, 2005, the Company completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the “Exchange Agreement”) by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company (“Crown Partners”), Es3, and certain stockholders of Es3 (the “Es3 Stockholders”). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,414,188 shares of the Company’s common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger.

Accordingly the financial statements contained in report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company has one active operating subsidiary—Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings™ and Authentic Stone Veneers™.

The Company has determined that Aronite Industries, Inc., a Nevada corporation ("Aronite"), is a predecessor entity because the Company and Aronite are under common control, share significant equity ownership interests, and the Company operates in substantially the same line of business that Aronite operated in. Aronite was formed in June 2002. It ceased operations in January 2005. Audited Financial Statements for Aronite for the fiscal years ended December 31, 2004 and 2003 are included in the Company's 8-K/A filed with the Securities and Exchange Commission on January 24, 2006.

PLAN OF OPERATIONS

The Company plans to market its coatings and veneers to both commercial and residential markets. The Company intends to use the public markets to secure additional working capital and to make acquisitions using either Common Stock or cash. A significant component of the Company's intermediate term growth strategy is the acquisition and integration of companies in related building materials fields. The Company expects to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs.

The Company was formed in January 2005 and began operations in March 2005. It has not generated any revenues from operations and has incurred $706,858 in expenses from inception through September 30, 2005 in connection with its formation and initial operations. All of the Company's operations to date have been funded by the sale of its common stock. As of September 30, 2005, Es3 had a working capital deficiency of approximately $56,000.

The Company anticipates that it will have to raise additional capital to fund operations in the next 12 months. To the extent that the Company is required to raise additional funds to cover the costs of operations, it intends to do so through additional public or private offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place and no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

A significant component of the the Company's intermediate term growth strategy is the acquisition and integration of companies in related building materials fields. The Company expects to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs. The execution of this strategy depends upon the development of an active trading market for the Company's common stock. The Company intends to make acquisitions with common stock and anticipates that the sellers of those entities will demand an active market as a condition of the transaction.

The Company's Es3 subsidiary holds the exclusive rights to manufacture, use and distribute Liquid Stone™ coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation and an affiliate of Es3. Liquid Stone™ is a water-based polymeric stone coating that can be applied to a variety of surfaces including wood, stucco, metal, concrete or asphalt. It is a flexible, durable all weather surface coating.

Es3 also holds the excusive rights to manufacture, use and distribute Authentic Stone Veneer™ panels in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Manufacturing, Inc. a Nevada corporation and an affiliate of Es3. Authentic Stone Veneer™ panels can be formulated in rough stone or smooth stone finishes. Authentic Stone Veneer™ panels are made from proprietary materials and are molded to form the detailed contours and profiles of natural stone surfaces. The rough stone veneers are approximately 1/10th the weight of concrete, while the smooth stone are approximately 1/7th the weight of concrete.

Es3 will conduct research and development on both the Liquid Stone Coatings and Authentic Stone Veneer panels over the next 12 months. It also plans to understake product testing and certification as it prepares for commercial launch. Es3 currently operates out of leased facilities in San Diego, and presently has two full time employees. Any additional plant or equipment expenditures, and any significant increase in employees will be dependent upon the company's capital resources and the development of channel and market activity for its products.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In connection with the Exchange, on July 19, 2005, the Company acquired all of the outstanding capital stock of Es3 in exchange for the Company's issuance to Es3 Stockholders of 18,108,750 shares of the Company's common stock, (iii) issue to Crown Partners 905,438 shares of common stock, and (iii) issue to the Consultants 400,000 shares of common stock. The issuance of the Company's common stock to Es3 Stockholders and Crown Partners is intended to be exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. The Company has agreed to register the common stock being issued to the Consultants on a Registration Statement on Form S-8.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits - None.

b)	Reports on Form 8-K

On July 5, 2005, the Company filed a report on Form 8-K with respect to the entry into the Exchange Agreement, the issuance of securities in connection with the Exchange Agreement and the Change of Control resulting from the transactions under the Exchange Agreement.

On July 25, 2005, the Company filed a report on Form 8-K with respect to the closing of the transactions contemplated by the Exchange Agreement, the issuance of securities in connection with the Exchange Agreement and the Change of Control resulting from the transactions under the Exchange Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.
Date: February 1, 2006

By:  /s/ ROSS LYNDON-JAMES

Ross Lyndon-James, CEO

Date: February 1, 2006
By:  /s/ BRIAN HARCOURT

Brian Harcourt, CFO