Form 10KSB
period 2005-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-05-22
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          Commission File No. 001-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Colorado                                     91-1869677
------------------------------                      ------------------
  (STATE OR JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                1660 Union Street,  Suite 200, San Diego,  CA 92101  (ADDRESS OF
                    PRINCIPAL EXECUTIVE OFFICES)

                                  619/398-8470
                           (ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [X] No [ ]

The issuer's revenues for its most recent fiscal year were $0.00

As of May 16, 2006, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $15,510,360. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

     As of May 16, 2006, the issuer had 34,782,759 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

Business Development

On July 19, 2005, National Healthcare Technology, Inc., a Colorado corporation, (the "Company", "us" or "we") completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. As a result of the transactions contemplated by the Exchange Agreement, we had one active operating subsidiary, Es3. Es3 was formed on January 27, 2005 and began operations in March 2005. Effective October 1, 2005, we transferred all of the capital stock of Es3 that we acquired under the Exchange Agreement to Liquid Stone Partners ("Liquid Stone") in exchange for Liquid Stone assuming all known and unknown liabilities of Es3.

Business of Issuer

During the year 2005, the Company, through its wholly owned subsidiary, Es3, was is in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on two technology licenses the company had acquired:
"Liquid Stone" coatings and "Authentic Stone Veneers." Es3 holds the exclusive rights to manufacture, use and distribute "Liquid Stone" coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation, and an affiliate of Es3. "Liquid Stone" is a water-based polymeric stone coating that can be applied to a variety of surfaces including wood, stucco, metal, concrete or asphalt. It is a flexible, durable all weather surface coating. Additionally, Es3 also holds the excusive rights to manufacture, use and distribute "Authentic Stone Veneer" panels in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Manufacturing, Inc. a Nevada corporation, and an affiliate of Es3. "Authentic Stone Veneer" panels can be formulated in rough stone or smooth stone finishes. "Authentic Stone Veneer" panels are made from proprietary materials and are molded to form the detailed contours and profiles of natural stone surfaces. The rough stone veneers are approximately 1/10th the weight of concrete, while the smooth stone are approximately 1/7th the weight of concrete.

Es3 had begun conducting research and development on both the Liquid Stone Coatings and Authentic Stone Veneer panels and had planned to undertake product testing and certification as it prepared for commercial launch.

Upon the close of the acquisition of Es3 by the Company on July 19, 2005, we intended to use the public markets to secure additional working capital and to make acquisitions using either common stock or cash. A significant component of the intermediate term growth strategy was the acquisition and integration of companies in related building materials fields. However, with little or no investor interest in Es3 and its products we were unable to secure necessary working capital through the public market to develop a commercially viable market for our products.

On April 3, 2006, our Board of Director's approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. Pursuant to an agreement effective retroactively to October 1, 2005, we transferred all of the capital stock of Es3 that we acquired under the Exchange Agreement to Liquid Stone Partners ("Liquid Stone") in exchange for Liquid Stone assuming all known and unknown liabilities of Es3.

In furtherance of this change of direction, we entered into consulting agreements with third parties to provide business management services and advice as it relates to our future. These services shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we move into the oil and gas business. As an initial step into the oil and gas business, in April 2006, we executed an assignment of an oil and gas lease under which we intend to exploit underlying oil and gas reserves. We currently have two full time employees.

The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Item 2.  Properties.

On March 1, 2005, the Company entered into a lease commitment for office and warehouse space in San Diego, California which expires February 1, 2009. The terms of the lease provide for monthly rental payments of $3,367 through January 2006 and increasing 3% each year beginning February 1, 2007. The lease obligation was assumed by Liquid Stone in conjunction with the sale of Es3. The Company currently has an office at 1660 Union Street, Suite 200, San Diego, CA 92101, which it maintains under arrangement with the landlord at no cost. The Company also shares an office space with a shareholder at 9595 Wilshire Blvd., Suite 510, Beverly Hills, CA 90212 at no cost to the Company. As of December 31, 2005, the Company had no future rental commitments.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened. Item 4. Submission of Matters to a Vote of Security Holders None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters. Market information Our common stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin
Board ("OTC Bulletin Board") under the symbol "NHCT". The high and low bid prices for the common stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending December 2004               HIGH    LOW
===========================================   ======= ======
Quarter Ending March 31, 2004                    6.00   2.00
-------------------------------------------   ------- ------
Quarter Ending June 30, 2004                     8.00   3.00
-------------------------------------------   ------- ------
Quarter Ending September 30, 2004                5.00   1.00
-------------------------------------------   ------- ------
Quarter Ending December 31, 2004                 3.15   1.10
-------------------------------------------   ------- ------

Fiscal Year Ending December 2005               HIGH    LOW
===========================================   ======= ======
Quarter Ending March 31, 2005                    3.15   2.50
-------------------------------------------   ------- ------
Quarter Ending June 30, 2005                     3.00   1.50
-------------------------------------------   ------- ------
Quarter Ending September 30, 2005                2.50   2.05
-------------------------------------------   ------- ------
Quarter Ending December 31, 2005                 2.25   1.50
===========================================   ======= ======

(All low and high prices quoted adjusted for one for a hundred reverse stock split effective October 7, 2004.)

Holders

As of December 31, 2005, there were approximately 111 shareholders of record (in street name) of our common stock.

Dividends

We have not declared nor paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: our subsidiary, Es3, prior to the reverse merger, issued 8,380,000 shares of common stock to founding stockholders, including 6,250,000 shares to Boston Equities Corporation; our subsidiary, Es3, prior to the merger, issued 800,000 shares of common stock in exchange for the cancellation of a $400,000 debt for monies advanced to them by one of the Company's shareholders; our subsidiary, Es3, issued an aggregate of 8,618,750 shares of common stock to shareholders of Aronite Industries, Inc. in connection with the license of certain trademarks from Aronite; and we issued 905,438 shares of common stock to Crown Partners under the terms of the Exchange Agreement.

Item 6. Management's  Discussion and Analysis or Plan of Operation.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

On July 19, 2005, the Company completed the acquisition of Es3. Pursuant to the terms of the Exchange Agreement dated as of June 30, 2005, by and among the Company, Crown Partners, the largest stockholder of the Company prior to the
Closing, Es3, and certain stockholders of Es3, the Company acquired 17,798,750 shares of the outstanding capital stock of Es3 in exchange for the Company's issuance to the Es3 Stockholders of 17,798,750 shares of the Company's common stock. In connection with the Exchange Agreement, the Company also issued 78,751 shares to the former owners of National Healthcare Technology, Inc., 905,438 shares to Crown Partners and 400,000 shares between to two individuals, d.ba. WB International, Inc. that provided consulting and advisory services to the Company (the "Consultants").

As a result of the transactions contemplated by the Exchange Agreement, during the year 2005, we had one active operating subsidiary, Es3. Accordingly, the financial statements contained herein reflect the consolidated operations of Es3 and the Company. Es3 was formed on January 27, 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings" and "Authentic Stone Veneers".

For the year ended December 31, 2005, the Company had $0 revenues, and a net operating loss of $870,600.

Plan of Operation

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.

Upon the  closing  of the  Exchange  Agreement,  we had  planned  to market  our coatings and veneers to both commercial and residential markets, which we intended to fund by using the public markets to secure additional working capital and to make acquisitions using either Common Stock or cash. A significant component of our intermediate term growth strategy was the acquisition and integration of companies in related building materials fields. We had expected to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs.

In conjunction with our change of direction, in April 2006, we entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summitt"), as well as other third parties, to provide business management services, and advice as it relates to the future of the company. This service shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. Additionally, in April 2006 we executed an assignment of an oil and gas lease under which we acquired the rights to drill and otherwise exploit certain underlying oil and gas reserves which we acquired for 77,000 restricted shares of our common stock and an agreement to pay a 3% royalty on the value of the oil removed or produced and on net proceeds from all gas sold.

We believe that by changing our direction to the oil and gas markets we have improved our prospects for success due to both the current and expected future positive market conditions which we expect to exploit initially from the valuable contacts, industry expertise and business opportunities we expect to derive from Summitt, an industry experienced consulting resource, and other third party consultants.

Additionally, we intend to reincorporate the Company to a Nevada corporation ("Reincorporation"). The business purpose of the Reincorporation is to allow us to avail ourselves to Nevada corporate law. Nevada is a recognized leader in adopting and implementing comprehensive, flexible corporate laws responsive to the legal and business needs of corporations organized under its laws. The Nevada Revised Statutes is an enabling statute that is frequently revised and updated to accommodate changing business needs.

Additionally, consistent with the change of our direction into the oil and gas business, we will also change the Company name to a name in line with a company in the oil and gas business.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to cover our costs of operations, we intend to do so through additional public or private offerings of debt or equity securities, including a drilling fund to raise $5,000,000. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors. We have also been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

Estimated Funding Required During the Next Twelve Months:

--------------------------------------------- -------------- ---- --------------
Prospect Development & Seismic                $  1,000,000    to   $  5,000,000
--------------------------------------------- -------------- ---- --------------
Drilling & Development                        $  2,500,000    to   $  5,000,000
--------------------------------------------- -------------- ---- --------------
Offering Costs & Expenses                     $     50,000    to   $     50,000
--------------------------------------------- -------------- ---- --------------
General Corporate Expenses                    $    100,000    to   $    150,000
--------------------------------------------- -------------- ---- --------------
Working Capital                               $    700,000    to   $  1,000,000
--------------------------------------------- -------------- ---- --------------
Total                                         $  4,350,000    to   $ 11,200,000
--------------------------------------------- -------------- ---- --------------

The minimum expenditures noted above will allow us to commence with exploration and development of properties and commence drilling operations. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations

Consistent with this change of our business, we sold all of the capital stock of Es3 to Liquid Stone Partners. A partner holding a minority interest in Liquid Stone Partnerships is also a director of the Company. The Company closed this transaction on April 4, 2006, and made it effective retroactively to October 1, 2005.

We currently have two full-time employees. We will primarily rely on outside consultants and do not currently foresee any significant changes in the number of our employees.

Risk Factors

Risks related to the Company

Need for additional financing.
--------------------------------------------------------------------------------

We currently do not have sufficient capital reserves to satisfy our obligations and continue operations through the end of 2006, and therefore have an immediate need for capital. While we are exploring various capital raising avenues, there can be no assurance that we will be able to obtain the sufficient short-term capital needed to sustain operations. The full and timely development and implementation of our business plan and growth strategy will require significant resources. We may not be able to obtain the working capital necessary to implement our growth strategy. Furthermore, our growth strategy may not produce material revenue even if successfully funded. Management intends to explore a number of options to secure alternative sources of capital, including the issuance of secured debt, volumetric production payments, subordinated debt, or additional equity, including preferred equity securities or other equity securities. We might not succeed, however, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. Even if we are able to obtain the short-term capital necessary to sustain our operations, if adequate capital is not available or is not available on acceptable terms at a time when we needed it, our ability to close acquisitions, execute our growth plans, develop or enhance our services or respond to competitive pressures will be significantly impaired. There are no assurances that we will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital, the need for which is substantial given our operating loss history.

We have a limited operating history.
--------------------------------------------------------------------------------

We are a development stage company with a limited operating history, and we face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business. Any forward-looking statements in this report do not reflect any adjustments that might result from the outcome of these types of uncertainty. Since inception, we have incurred significant losses. No assurance can be given that we will be successful.

We may incur unforeseen costs and we may need to raise capital in addition to that required by our business plan.
--------------------------------------------------------------------------------
We are currently operating at a loss and intend to increase our operating expenses significantly as we begin our acquisitions and oil and gas production. Additionally, we may encounter unforeseen costs that could also require us to seek additional capital. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. Any additional financing may result in significant dilution to our existing stockholders.

Maintaining any reserves and revenue we may acquire in the future depends on successful development and acquisitions. On
--------------------------------------------------------------------------------

In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we acquire properties containing proved reserves or conduct successful development activities, or both, our proved reserves that we may acquire will decline. Our future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves.

We are subject to substantial operating risks.
--------------------------------------------------------------------------------

The oil and natural gas business involves certain operating hazards such as well blowouts, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, hurricanes, pollution, releases of toxic gas and other environmental hazards and risks. We could suffer substantial losses as a result of any of these events. While we intend to carry general liability, control of well, and operator's extra expense coverage typical in our industry, we will not be fully insured against all risks incident to our business, such as acts of God.

We may not always be the operator of some of our wells. As a result, our operating risks for those wells and our ability to influence the operations for these wells will be less subject to our control. Operators of these wells may act in ways that are not in our best interests.

We are dependent upon third party consultants.
--------------------------------------------------------------------------------

Our key personnel have experience in the business of renewable energy, but not in the oil and gas industry. We are therefore highly dependent upon the industry expertise and business opportunities we expect to derive from Summitt Oil and Gas, Inc., an industry experienced consulting resource, as well as with other industry experienced consulting resources. These consultants may act in ways that are not in our best interests.

Our operations have significant capital requirements.
--------------------------------------------------------------------------------

We expect to experience substantial working capital needs as we begin our active development and acquisition programs. Even if we are able to obtain the short-term capital necessary to maintain our operations, additional financing will be required in the future to fund our growth and operations. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under new credit facilities. In the event such capital resources are not available to us, our drilling and other activities would be curtailed.

We may have difficulty managing future growth and the related demands on our resources and may have difficulty in achieving future growth.
--------------------------------------------------------------------------------

We expect to experience rapid growth through acquisitions and development activity for the foreseeable future. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new development or acquisition prospects, our ability to develop existing properties, our ability to continue to retain and attract skilled personnel, hydrocarbon prices and access to capital. There can be no assurance that we will be successful in achieving growth or any other aspect of our business strategy.

We face strong competition from larger oil and natural gas companies.
--------------------------------------------------------------------------------

Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than us. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for development projects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry.

Our acquisition program may be unsuccessful, particularly in light of our recent formation and limited history of acquisitions.
--------------------------------------------------------------------------------

Our personnel have had significant acquisition experience outside of the oil and gas industry. However, we may not be in as good a position as our more experienced competitors to execute a successful acquisition program or close additional future transactions. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities  and  other  factors.  Such  assessments,  even  when  performed  by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our future results of operations and financial condition.

We cannot market our production without the assistance of third parties.
--------------------------------------------------------------------------------

The marketability of our production depends upon the proximity of our reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect our financial condition. In addition, federal and state regulation of oil and natural gas production and transportation affect our ability to produce and market our oil and natural gas on a profitable basis.

Risks Relating to the Oil and Gas Industry

Oil and Gas Drilling, re-completions and re-working are speculative activities and involve numerous risks and substantial and uncertain costs.
--------------------------------------------------------------------------------

Our growth will be materially dependent upon the success of our future drilling and development program. Drilling for oil and gas and re-working existing wells involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although we believe that our focus on re-developing existing oil and gas field and advanced drilling technology should increase the probability of success of our wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled using other traditional methods, drilling or reworking remains a speculative activity. Even when fully utilized, lateral drilling does not predetermine if hydrocarbons will in fact be present in such structures if they are drilled. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. There can be no assurance that our overall drilling success rate or our drilling success rate for activity within a particular geographic area will not decline. Although we may discuss drilling prospects that we have identified or budgeted for, we may ultimately not lease or drill these prospects within the expected time frame, or at all. We may identify and develop prospects through a number of methods, some of which do not include horizontal drilling. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including, but not limited to: (i) the results of previous development efforts and the acquisition, review and analysis of data; (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;
(iii) the approval of the prospects by other participants after additional data has been compiled; (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews; (v) our financial resources and results; (vi) the availability of leases and permits on reasonable terms for the prospects; and (vii) the success of our drilling technology. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Reliance on technological development and possible technological obsolescence.
--------------------------------------------------------------------------------

Our business is dependent upon utilization of changing technology. As a result, our ability to adapt to evolving technologies, obtain new technology and maintain technological advantages will be important to our future success. We believe that our ability to utilize state of the art technologies will give us an advantage over many of our competitors. This advantage, however, is based in part upon technologies developed by others, and we may not be able to maintain this advantage. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost. There can be no assurance that we will be able to successfully utilize, or expend the financial resources necessary to acquire, new technology, or that others will not either achieve technological expertise comparable to or exceeding that of our Company or that others will not implement new technologies before us. One or more of the technologies we end up adopting or implementing may, in the future, become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

Oil and natural gas prices are highly volatile in general and low prices negatively affect our financial results.
--------------------------------------------------------------------------------

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.
--------------------------------------------------------------------------------

Oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Risks Associated with Our Stock

Our stock price has been and may continue to be very volatile.
--------------------------------------------------------------------------------

Our common stock is thinly traded and the market price has been, and is likely to continue to be, highly volatile. During the 12 months prior to December 31, 2005, our stock price as traded on the OTC Bulletin Board has ranged from $3.15 to $1.50. The variance in our share price makes it extremely difficult to forecast with any certainty the stock price at which you may be able to buy or sell shares of our common stock. The market price for our common stock could be subject to wide fluctuations due to factors beyond our control, such as: actual or anticipated variations in our results of operations, naked short selling of our common stock and stock price manipulation, changes or fluctuations in the commodity prices of oil and natural gas, general conditions and trends in the oil and gas industry, general economic, political and market conditions.

Use of our common stock to pay for third party services could dilute current investors.
--------------------------------------------------------------------------------

We are highly dependent upon the industry expertise and business opportunities we expect to derive from industry experienced consulting resources. In the past we have used our common stock to pay for the services of these third party consultants. As of May 16, 2006, we have issued 12,000,000 shares of our common stock to said consultants, unrelated to the Exchange Agreement. Further issuances in exchange for such services will dilute current investors. Future sales of our common stock in the public market could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for these sales, could have an adverse effect on the market price for the shares of our common stock. These shares include approximately 28.2 million shares held by founders, investors and service providers, and 600,000 warrants at May 16, 2006. Unregistered shares may not be sold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions and restrictions on their resale, which must be complied with before they can be resold.

Future sales of our common stock in the public market could limit our ability to raise capital.
--------------------------------------------------------------------------------

Sales of substantial amounts of our common stock pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential of these sales, could also affect our ability to raise capital through the sale of equity securities.

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future.
--------------------------------------------------------------------------------

Present management and directors may control the election of our directors and all other matters submitted to the stockholders for approval.
--------------------------------------------------------------------------------

Our executive officers and directors, in the aggregate, beneficially own approximately 23.79% of our outstanding common stock. Boston Equities Corporation holds 25.90% of our common stock and is our single largest shareholder. Related parties to Boston Equities currently own or control approximately 7.1 million shares, or approximately 24.41% of our currently issued and outstanding common stock. Additionally, Brian Harcourt and Ross Lyndon James are former directors and officers of Boston Equities Corporation. As a result, these holders of our outstanding common stock are able to exercise control over all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

"Penny stock" regulations may impose certain restrictions on marketability of securities.
--------------------------------------------------------------------------------

The SEC adopted regulations, which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

The market for our Company's securities is limited and may not provide adequate liquidity.
--------------------------------------------------------------------------------

Our common stock is currently traded on the OTC Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to December 31, 2005, the actual trading volume ranged from a low of no shares of common stock to a high of 3,000 shares of common stock. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 7.   Financial Statements.

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2005, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 we discovered, among other matters, that an error in transfer of common stock of the Company resulted in overstatement of the outstanding shares of Es3 prior to the Exchange Agreement of 310,000 shares, and a payable in the amount of $330,000 was not reported. As a result of this error, and others, we will restate our form 10QSB for the quarter ended September 30, 2005. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended in this report.

Limitations  on the  Effectiveness  of  Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In May 2006, we remediated the material weakness in internal control over financial reporting by having our Chief Executive Officer in addition to our Chief Financial Officer review in detail all adjustments affecting the issuances of our securities, and to retain the services of a controller. Item 8B. Other Information No information was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Identification of Directors and Executive Officers of the Company Our current officers and directors consist of the following persons:

NAME                         AGE      OFFICE                          SINCE
- ------------------         ------   -------------------             -----
Ross Lyndon-James            59       Chairman, CEO,                  2005
Brian Harcourt               60       Director, CFO                   2005
William Courtney             63       Director                        2005

The Directors named above will serve until the next annual meeting of our shareholders. Thereafter, Directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

We have no audit committee. We have a compensation committee that administers our 2006 Employee Stock Option Plan that we adopted in April 2006.

The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Ross Lyndon-James has been a Chairman and the Chief Executive Officer of Es3 since March 2005. From 2002 to the present, Mr. Lyndon-James has served as the Chairman and Chief Executive Officer of Aronite Industries, Inc. a market developer for stone veneers and coatings. From 2001 to the present, Mr. Lyndon-James has served as the Chairman of Renergy Pacific Corporation, an entity engaged in the identification and development of renewable energy sources. From 1996 to 2001, Mr. Lyndon-James was a director and the Chief Executive Officer of Fitnessage, Inc., a "dot.com" developer and marketer of fitness assessment software. Fitnessage entered into an assignment for the benefit of creditors in 2001. From 1997 to the present, Mr. Lyndon-James has been a director and officer of Boston Equities Corporation, a specialist merchant banking organization. From 1984 to 1990, Mr. Lyndon James was a founder and Chairman and Chief Executive Officer of Ramtron International Corp., a developer of semiconductor memory chips.

Brian Harcourt has been a director of Es3 since March 2005. From 2002 to the present, Mr. Harcourt has served as a financial advisor to Ocean Power

Technologies, Inc. (LSE: OPT.L), a U.K. based renewable energy company. From 2001 to the present, Mr. Harcourt has served as the Vice Chairman of Renergy Pacific Corporation, an entity engaged in the identification and development of renewable energy sources. In 2004, Renergy Pacific Corporation was acquired by ReEnergy Group PLC, a U.K. entity engaged in the renewable energy business. Mr. Harcourt has served as Deputy Chairman and Executive Director of ReEnergy Group PLC from 2004 to the present. From 1997 to 2001, Mr. Harcourt was the Chairman of Fitnessage, Inc. Fitnessage entered into an assignment for the benefit of creditors in 2001. From 1997 to the present, Mr. Harcourt has been a director and officer of Boston Equities Corporation, a specialist merchant banking organization. From 1992 to 1994 Mr. Harcourt was the Executive Director of Concord Resources Group, an international finance and resources group. From 1984 to 1991, Mr. Harcourt was a founder and Chairman and Chief Executive Officer of Ramtron Holdings, Ltd., an Australian developer of semiconductor memory chips, which merged into Ramtron International, Inc. in 1992. Ramtron International, Inc. listed its shares of Nasdaq (Nasdaq NM:RMTR) in 1992, and Mr. Harcourt served as a director of Ramtron International, Inc. from 2002 to 2004.

William D. Courtney has been a director and Senior Vice President of Es3 since March 2005. Mr. Courtney has extensive experience in the development of waterproofing membranes and polymeric coatings. From 2002 to 2005 Mr. Courtney was the President of Aronite Industries, Inc., a market developer for stone veneers and coatings. From 1993 to 2005, Mr. Courtney was an Executive Director and Founder of Chemical Developments Pty Ltd., a developer of coatings based in Australia.

On or about March 1, 2006, in the U.S. Bankruptcy Court for the Southern District of California, an involuntary petition for bankruptcy under chapter 7 under the United States Bankruptcy Code was filed against Boston Equities Corporation, our largest shareholder holding approximately 25.90% of our issued and outstanding common stock. After such filing, Boston Equities Corporation converted the case from chapter 7 to chapter 11.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Code of Ethics  for the Chief  Executive  Officer  and the  Principal  Financial
Officer

Our Board of Directors has adopted the Code of Ethical and Professional Standards of National Healthcare Technology, Inc. and Affiliated Entities Code of Business Conduct and Ethics that applies to its officers and employees effective on April 14, 2006, a copy of which is filed as an exhibit hereto. We will provide any person without charge, a copy of our code of ethics, upon receiving a written request in writing addressed to the Company at the Company's address, attention: Secretary.

Item 10. Executive Compensation.

During fiscal 2005 none of our officers were paid any compensation by us.

Employment Agreements

On April 3, 2006, we entered into an employment agreement with Ross Lyndon-James who has been serving as our President without compensation and written agreement since being appointed to such office by our Board of Directors in June 2005. Mr. Lyndon-James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon-James will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, we agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of our common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon-James will be entitled to participate in any stock option program offered by us to our employees.

On April 3, 2006, we entered into an employment agreement with Brian Harcourt who has been serving as an officer of the Company without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) restricted shares of the common stock. All shares have piggy back registration rights. Additionally, we agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the our common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by us to our employees.

Stock Option Plan

The Company adopted an Incentive Stock Option Plan for non-employee directors on October 1, 1998. We have not awarded any options under this Plan. No director receives or accrues any compensation for his services as a director, including committee participation and/or special assignments.

On April 3, 2006, our Board of Directors authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "2006 Stock Option Plan").

The 2006 Stock Option Plan is administered by the duly appointed compensation committee. Our compensation committed consists of Rosamaria DeSimone, a consultant to the Company, and Brian Harcourt. The 2006 Stock Option Plan provides authorization to grant stock options of up to 2,500,000 shares. At the time a stock option is granted under the Stock Option Plan, the compensation committee shall fix and determine the exercise price at which shares of common stock of the Company may be acquired and vesting period thereof.

In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, retirement, disability or death, any stock option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised stock option shall expire. In the event an optionee ceases to be employed by or to provide services to the Company for reasons of retirement, disability or death, any stock option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised stock option shall expire.

No stock options granted under the 2006 Stock Option Plan will be transferable by the optionee, and each stock option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any stock option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the compensation committee may determine.

Upon exercise of the options, the optionee will deliver consideration in the amount of the exercise price multiplied by the number of shares to be issued as a result of the exercise; provided, however, the compensation committee reserves, at any and all times, the right, in its sole and absolute discretion, to establish, decline to approve or terminate any program or procedures for the exercise of stock options by means of a cashless exercise.

Compensation  of  Directors

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

 We
have no written employment agreements with our directors. Ross Lyndon James and Brian Harcourt, two of our directors, do have employment agreement related to their positions as our officers.

Item  11. Security Ownership of Certain Beneficial Owners and Management

There were 34,782,759 shares of our common stock issued and outstanding on May 16, 2006. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

---------------------------------------- -------------------- ------------------
NAME AND ADDRESS                         NUMBER OF SHARES       PERCENT
                                         OWNED BENEFICIALLY     OF SHARES OWNED
---------------------------------------- -------------------- ------------------
Boston Equities Corporation(3)(6)        9,007,503                25.90%
1660 Union Street
San Diego, CA 90802
---------------------------------------- -------------------- -----------------
William Courtney(*)(6)                   575,000                   1.65%
1660 Union Street
San Diego, CA 90802
---------------------------------------- -------------------- -----------------
Credit First Holdings Limited(4)         3,500,000                10.06%
Villa Zimmerman, Number 1
Ta'Xbiex Terrace
Ta'Xbiex Malta
Entity # C 37425 Malta
---------------------------------------- --------------------------------------
Morley Family Investments, LLC           2,258,750                 6.49%
20 Boulder Crescent, 2nd Floor
Colorado Springs, CO 80903
---------------------------------------- --------------------------------------
Ross Lyndon-James(*)(1)                  2,100,000                 6.04%
1660 Union Street
San Diego, CA 90802
---------------------------------------- --------------------------------------
Brian Harcourt(*)(2)                     2,100,000                 6.04%
1660 Union Street
San Diego, CA 90802
---------------------------------------- --------------------------------------
Design Inc(3)                            2,800,000                 8.05%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
---------------------------------------- --------------------------------------
Camden Holdings Inc(3)                   2,500,000                 7.19%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
---------------------------------------- --------------------------------------
Summitt Oil & Gas(3)                     1,800,000                 5.17%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
---------------------------------------- --------------------------------------
ALL DIRECTORS AND EXECUTIVE OFFICERS     8,275,000                23.79%
AS A GROUP (THREE PERSONS)(5)
---------------------------------------- --------------------------------------


(*) Denotes Officer or Director;
(1) On April 3, 2006, we entered into an employment agreement with Ross Lyndon James. Under the terms of the agreement, Mr. Lyndon James will be granted one million eight hundred thousand shares (1,800,000) of common stock upon execution of this employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of the common stock (which 2,000,000 shares is not included in the above table). All shares will have piggy back registration rights. Further, he will be granted a warrant to acquire three hundred thousand (300,000) shares of the Company's common stock (which shares are included in the above table). The exercise price will be based upon the bid price of the stock at the date of this agreement;
(2) On April 3, 2006, we entered into an employment agreement with Brian Harcourt. Under the terms of the agreement, Mr. Harcourt will be granted one million eight hundred thousand shares (1,800,000) of common stock upon execution of this employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of the common stock (which shares are not included in the above table). All shares will have piggy back registration rights. Further, he will be granted a warrant to acquire three hundred thousand (300,000) shares of the Company's common stock (which shares are included in the above table). The exercise price will be based upon the bid price of the stock at the date of this agreement;
(3) Boston Equities Corporation, Design Inc., Camden Holdings Inc., and Summitt Oil & Gas are related parties;
(4) Credit First Holdings is a related party to Brian Harcourt;
(5) Includes Credit First Holdings;
(6) Does not include 1,200,000 shares vested under warrants held by Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc., related parties to Boston Equities Corporation and William Courtney.


Changes in Control

There are no arrangements known by us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. Item 12. Certain Relationships and Related Transactions.

A.       William Courtney

Pursuant to the terms of a Stock Purchase Agreement Effective October 1, 2005, the Company sold all of the issued and common stock of ES3 that we acquired under the Exchange Agreement to Liquid Stone Partnership and in exchange Liquid Stone Partnership agreed to assume all known and unknown liabilities of Es3. William Courtney is a holder of a minority interest in Liquid Stone Partnerships and is also a director of the Company.

B. Ross Lyndon-James, Brian Harcourt, William Courtney and Boston Equities Corporation ("BEC")

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Liquid Stone(TM) coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation. Liquid Stone Manufacturing, Inc. is controlled by BEC and William Courtney. Additionally, during 2005, Ross Lyndon-James and Brian Harcourt were officers and directors in BEC. Under the terms of the OEM License Agreement, we granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share which warrant was assumed by the Company under the terms of the Exchange Agreement.

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Authentic Stone Veneers(TM) in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Finishes, Inc. a Nevada corporation. Stone Mountain Finishes, Inc. is controlled by BEC and William Courtney. Additionally, during 2005, Ross Lyndon James and Brian Harcourt were officers and directors in BEC. Under the terms of the OEM License Agreement, we granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share which warrant was assumed by the Company under the terms of the Exchange Agreement.

On June 15, 2005, the Company issued 8,618,750 shares of common stock to the shareholders of Aronite Industries, Inc. ("Aronite") as well as agreeing to pay a royalty in connection with the license of certain trademarks from Aronite. BEC holds approximately 20% of Aronite's voting stock, and Ross Lyndon-James, Brian Harcourt and William Courtney were directors of Aronite during 2005. Additionally, during 2005, Ross Lyndon-James and Brian Harcourt were officers and directors in BEC.

C.       Ross Lyndon-James, Brian Harcourt, and BEC

In June 2005, the Company issued 800,000 shares of unregistered common stock in exchange for debt arising out of monies advanced to the Company in the amount of $400,000 by BEC under the terms of a convertible financing agreement. During the year 2005, Ross Lyndon James and Brian Harcourt were officers and directors of BEC.

Item  13.  Exhibits and Reports on Form 8-K

Exhibits

------ ------- -----------------------------------------------------------------
2      2.1     Exchange  Agreement  by and  among  the  Company,  Special  Stone
               Surfaces,  Es3, Inc. and certain  stockholders of each dated June
               30, 2005, without schedules and exhibits, attached hereto.
------ ------- -----------------------------------------------------------------
10     10.8    Consulting Agreement by and between us and Camden Holdings,  Inc.
               dated January 8, 2006, attached hereto.
------ ------- -----------------------------------------------------------------
       10.9    Consulting  Agreement  by and between us and Design,  Inc.  dated
               January 8, 2006, attached hereto.
------ ------- -----------------------------------------------------------------
       10.10   Stock  Purchase  Agreement  between us and Liquid Stone  Partners dated April 4, 2006, attached hereto.
------ ------- -----------------------------------------------------------------
       10.11   Assignment of leasehold  rights between us and Summitt  Holdings,
               Inc. dated April 4, 2006, attached hereto.
------ ------- -----------------------------------------------------------------
       10.12   Consulting  Agreement between us and Credit First Holdings,  Inc.
               dated April 5, 2006, attached hereto
------ ------- -----------------------------------------------------------------
       10.13   Promissory  note executed  between us and Camden  Holdings  dated
               April 25, 2006, attached hereto.
------ ------- -----------------------------------------------------------------
14     14.1    Code of Ethics, attached hereto.
------ ------- -----------------------------------------------------------------
23     23.1    Consent of Independent  Certified  Public  Accountants,  attached hereto.
------ ------- -----------------------------------------------------------------
31     31.1    Certification by Ross Lyndon-James,  Chief Executive Officer,  as
               required  under  Section  302 of  Sarbannes-Oxley  Act  of  2002, attached hereto.
------ ------- -----------------------------------------------------------------
       31.2    Certification  by Brian  Harcourt,  Chief Financial  Officer,  as
               required  under Section 302 of the  Sarbannes-Oxley  Act of 2002, attached hereto.
------ ------- -----------------------------------------------------------------
32     32.1    Certification  as required  under Section 906 of  Sarbannes-Oxley
               Act of 2002, attached hereto.
------ ------- -----------------------------------------------------------------

(b) Reports on Form 8-K:

-------------- -----------------------------------------------------------------

July 5, 2005   Under item 1.01 we announced the close of the Exchange Agreement.
-------------- -----------------------------------------------------------------
July 5, 2005   Under  Item  5.01,  we  announced  the  change in  control of the
               Company as a result of the share  issuance under the terms of the
               Exchange Agreement.
-------------- -----------------------------------------------------------------

Item 14.  Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for the last fiscal year for services rendered by our principal accountant for the audit of our financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended December 31, 2005 were $39,560.

Audit Related Fees: $ -0-

Tax Fees:  $ -0-

All Other Fees: $ -0-


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      National Healthcare Technology, Inc.


                      By: /s/ Ross Lyndon-James
                      -------------------------------
                              Ross Lyndon-James,
                              Chief Executive Officer

                      Dated: May 22, 2006

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ross Lyndon-James                       May 22, 2006
------------------------------------
    Ross Lyndon-James,
    Chief Executive Officer


/s/ Brian Harcourt                          May 22, 2006
------------------------------------
    Brian Harcourt,
    Chief Financial Officer

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005






                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm                   F-3

Consolidated Balance Sheet                                                F-4

Consolidated Statement of Operations                                      F-5

Consolidated Statement of Changes in Shareholders' Deficit                F-6

Consolidated Statement of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                         F-8 - F-17

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
National Healthcare Technologies, Inc.
A Development Stage Company
San Diego, California

We have audited the accompanying consolidated balance sheet of National Healthcare, Technologies, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the period January 27, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial  statement  presentation.   We  believe  that  our  audit  provide  a
reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of National Healthcare Technologies, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period January 27, 2005 through December 31, 2005, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that National Healthcare Technologies, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, National Healthcare Technologies, Inc. has incurred a net loss of $807,600 and has a stockholders' deficit of $63,260. National Healthcare Technologies, Inc. will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about National Healthcare Technology Inc.'s ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
May 19, 2005

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005



                                     ASSETS
Assets                                                                        0
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
           Current Liabilities

               Accounts Payable                                          63,260
                                                                  -------------
           Total Current Liabilities                                     63,260

Commitments and Contingencies

Stockholders' Deficit
               Preferred Stock, $.01 par value, 10,000,000 shares
                   authorized, none issued and outstanding                 --
               Common Stock, $.001 par value, 100,000,000 shares
                   authorized, 19,182,759 shares issued
                   and outstanding                                       19,183
               Additional paid in Capital                               752,157
               Deficit accumulated during development stage            (807,600)
                                                                   ------------
           Total Stockholders' Deficit                                  (63,260)
                                                                   ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                0
                                                                   ============





   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005




Revenues:                                                  $        --

Operating Expenses:
   Professional fees                                             465,304
   Technology license royalties                                  160,417
   Depreciation and amortization                                   3,811
   Other General & administrative                                178,068
                                                           -------------

                Total Operating Expenses                         807,600
                                                           -------------

   Net Loss                                                     (807,600)
                                                           -------------


Net loss per share, basic and fully
diluted                                                    $        (.06)
                                                           =============

Weighted average shares of common
stock outstanding, basic and fully
diluted                                                       14,579,683
                                                           =============




   The accompanying notes are an integral part of these financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                DECEMBER 31, 2005


                                             Common Stock             Additional
                                     -----------------------------     paid in         Accumulated
                                        Shares           Amount         capital          deficit           Total
                                     -------------   -------------   -------------    -------------    -------------

Balance January 27, 2005 (inception)          --     $        --     $        --      $        --      $        --

Founders stock issued                    8,380,000           8,380          (8,380)            --               --


Stock issued for debt                      800,000             800         399,200             --            400,000

Stock issued for license agreement       8,618,750           8,619          (8,619)            --               --

Effect of reverse merger                 1,384,009           1,384        (201,384)            --           (200,000)

Divestiture of subsidiary
  to related party                            --              --           544,340             --            544,340

Net (Loss)                                    --              --              --           (807,600)        (807,600)

                                     -------------   -------------   -------------    -------------    -------------

Balance December 31, 2005               19,182,759   $      19,183   $     725,157    ($    263,260)   ($     63,260)
                                     =============   =============   =============    =============    =============



   The accompanying notes are an integral part of these financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                             ($    807,600)

Adjustments to reconcile net loss to cash used by operating activities:
     Depreciation and amortization                                                3,811

Changes in certain assets and liabilities, net of divestiture
   Inventory                                                                    (29,102)
   Other assets                                                                  (2,087)
   Accounts payable and accrued expenses                                        144,990
                                                                          -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                        (689,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (38,952)

                                                                          -------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                         (38,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible note - related party                               400,000
   Related party advances                                                       328,940
                                                                          -------------

CASH FLOWS FROM PROVIDED BYFINANCING
   ACTIVITIES                                                                   728,940
                                                                          -------------

Net increase (decrease) in cash                                                    --
Cash, beginning of the period                                                      --
                                                                          -------------
Cash, end of the year                                                     $        --
                                                                          =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                      --
Income taxes paid                                                                  --

NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization                             $     200,000
Divestitute of subsidiary to related party                                $     544,340
Common stock issued for debt                                              $     400,000



   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1.       Summary of Significant Accounting Policies

A.       Organization and General Description of Business
         ------------------------------------------------

On July 19, 2005, the Company completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which is Es3's accounting year-end.

Accordingly the financial statements contained in report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company had one active operating subsidiary--Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings(TM) and Authentic Stone Veneers(TM).

Effective October 1, 2005, the Company sold all of its shares in Es3.

B.       Basis of Presentation and Organization
         --------------------------------------

The consolidated financial statements of the Company for the period from January 27, 2005 (Inception) through December 31, 2005 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). All inter-company transactions have been eliminated.

C.       Use of Estimates
         ----------------

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


D.     Property and Equipment
       ----------------------

Property and equipment have been stated at cost and depreciated or amortized using the straight-line method over the assets' estimated useful lives. Leasehold improvements have been amortized over the shorter of the life of the related asset or the life of the lease. Costs of maintenance and repairs have been charged to expense as incurred; significant renewals and betterments have been capitalized. Long-lived assets have been assessed for impairment whenever events or changes in circumstances have indicated that the assets' carrying amount may not be recoverable. In the event of impairment, the evaluation has been based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the assets' remaining life. Long-lived assets that are assessed to be impaired have been reduced to their estimated net fair market value.


E.     Technology License
       ------------------

The Company's principal business activity focuses on the commercialization of distributing decorative coatings that can be used to resemble stone, which the Company licenses from related parties. Minimum annual royalties for these arrangements have been accrued on the Company's balance sheet.


G.     Stock-Based Compensation
       ------------------------

The Company accounts for stock based awards to employees as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation ("SFAS 123R").

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123R. Net income and earnings per share for the period ended December 31, 2005 would not have been impacted had the compensation cost for these awards been determined in accordance with SFAS 123R

Effective January 1, 2006, the Company will adopt SFAS No. 123R using the "prospective method." This statement replaced SFAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS-95, Statement of Cash Flows. SFAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of SFAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


H.     Income Taxes
       ------------

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.


I.    Basic and Diluted Net Earnings (loss) per Share
      -----------------------------------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the period from inception through December 31, 2005, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.


J.    Recent Accounting Pronouncements
      --------------------------------

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management has implemented the provisions of SFAS 123(R) effective January 1, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

2.       Going Concern
         -------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $807,600, and had an accumulated deficit of $63,260.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. The Company acquired all of the outstanding capital stock of Es3 in July 2005 and subsequently divested its ownership effective October 1, 2005. At December 31, 2005, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its new plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.       Income Taxes
         ------------

Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $274,584 and a valuation allowance has been set up for

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future. The cumulative net operating loss carry forward is $807,600 and will expire in the year 2012.


4.       Disposition of Es3
         ------------------

Effective October 1, 2005, the Company conveyed at no cost all of the capital stock of Es3 to Liquid Stone Partners under an agreement by which Liquid Stone Partners agreed to assume all of the known and unknown liabilities of Es3. One of the directors of the Company is an owner of Liquid Stone partners. The transaction was accounted for as a conveyance to a related party and therefore the Company recorded the excess of Es3's liabilities over its assets at the date of the disposition in the amount of $544,340 to additional paid in capital. There are no assets or liabilities related to Es3 on the balance sheet of the Company as of December 31, 2005.


5.       Equity Transactions
         -------------------

A.       Issuance of Common Stock
         ------------------------

In February 2005, the Company issued 8,380,000 shares of unregistered common stock at par value of $0.001 to founding stockholders without consideration, including 6,250,000 shares to Boston Equities Corporation (a related party)("BEC").

In June 2005, the Company issued 800,000 shares of unregistered common stock at par value of $0.001 in exchange for the debt arising out of monies advanced to the Company in the amount of $400,000 by BEC pursuant to a convertible debt agreement dated March 1, 2005. The terms of the convertible debt agreement allowed BEC to convert its debt to shares of common stock at $.50 per share.

In June 2005, the Company's issued an aggregate of 8,618,750 shares of unregistered common at par value of $0.001 stock to the shareholders of Aronite Industries, Inc. ("Aronite") in connection with the license of certain trademarks from Aronite. Certain officers, directors and shareholders of the Company are former or current officers, directors and shareholders of Aronite. Aronite and the Company are under common control and, therefore, the transaction was recorded at Aronite's basis, which was zero.

In July 2005, the Company issued 905,438 shares of its unregistered common stock at par value of $0.001 to Crown Partners, Inc. in accordance with the terms of the Exchange Agreement.

In July 2005, in accordance with the terms of the Exchange Agreement, the Company issued for no consideration 400,000 shares of registered common stock to two consultants, d.b.a. WB International, Inc. in accordance with the terms of the Exchange Agreement.

In July 2005, the Company issued for no consideration 78,571 shares of its unregistered common stock at par value of $0.001 to the former shareholders of National Healthcare Technologies, Inc. and an additional 905,438 shares of its unregistered common stock at par value of $0.001 to Crown Partners, a former major shareholder of National Healthcare Technologies, Inc., in accordance with the terms of the Exchange Agreement.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


B.       Warrants
         --------

In February 2005, the Company issued a warrant to acquire up to 600,000 shares of unregistered common stock at an exercise price of $0.60 per share to W.B. International, Inc., in exchange for consulting services. All shares vested upon grant. The warrant expires 5 years from the date of issuance.

In June 2005, the Company issued a warrant to acquire up to 600,000 shares of unregistered common stock at an exercise price of $0.70 per share to each of Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc. in consideration of certain license agreements. All shares vested upon grant. The warrants expire 5 years from the date of issuance.

A summary of the warrant activity for the period ended December 31, 2005 is as follows:

------------------------------------------------------------ --------------------- ---------------------
                                                             Number of Shares      Weighted Average
                                                                                   Exercise Price
------------------------------------------------------------ --------------------- ---------------------
Outstanding at beginning of the period                                       --                     --
------------------------------------------------------------ --------------------- ---------------------
Issued                                                                  1,800,000                 $0.67
------------------------------------------------------------ --------------------- ---------------------
Cancelled, Forfeited or expired                                              --                     --
------------------------------------------------------------ --------------------- ---------------------
Outstanding at December 31, 2005                                        1,800,000                 $0.67
------------------------------------------------------------ --------------------- ---------------------
Exercisable at December 31, 2005                                        1,800,000                 $0.67
------------------------------------------------------------ --------------------- ---------------------


----------------------- --------------------------------------------- ------------------------------------------------
                                        Outstanding                                     Exercisable
----------------------- --------------------------------------------- ------------------------------------------------
    Exercise Price       Number of Warrants      Weighted Average       Number Exercisable       Weighted Average
                                                     Remaining                                    Exercise Price
                                                 Contractual life
                                                      (Years)
----------------------- ---------------------- ---------------------- ----------------------- ------------------------
        $0.70                       1,200,000                    4.5               1,200,000                    $0.70
----------------------- ---------------------- ---------------------- ----------------------- ------------------------
        $0.60                         600,000                    4.0                 600,000                    $0.60
----------------------- ---------------------- ---------------------- ----------------------- ------------------------

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the year ended December 31, 2005: no dividend yield for each year; expected volatility of for the warrant shares exercisable 0.1%; weighted-average risk-free interest rates for the warrant shares exercisable at $0.60 and $0.70 were 3.38% and 3.64%, respectively; and weighted-average expected option life of 5 years. The weighted average fair value of the stock warrants granted during the period ended December 31, 2005 was $0.00.

C.       Employee Options
         ----------------

In June 2005, the Company issued a warrant to an employee to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.70 per share. The shares vested monthly over three years and have a 10 year option period. The employee was terminated in February 2006 and the options were forfeited..

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


A summary of the option activity for the period ended December 31, 2005 is as follows:

------------------------------------------------------------ --------------------- ---------------------
                                                             Number of Shares      Weighted Average
                                                                                   Exercise Price
------------------------------------------------------------ --------------------- ---------------------
Outstanding at beginning of the period                                       --                     --
------------------------------------------------------------ --------------------- ---------------------
Issued                                                                    100,000                 $0.70
------------------------------------------------------------ --------------------- ---------------------
Cancelled, Forfeited or expired                                              --                     --
------------------------------------------------------------ --------------------- ---------------------
Outstanding at December 31, 2005                                          100,000                 $0.70
------------------------------------------------------------ --------------------- ---------------------
Exercisable at December 31, 2005                                           16,667                 $0.70
------------------------------------------------------------ --------------------- ---------------------

----------------------- --------------------------------------------- ------------------------------------------------
                                        Outstanding                                     Exercisable
----------------------- --------------------------------------------- ------------------------------------------------
    Exercise Price        Number of Options      Weighted Average       Number Exercisable       Weighted Average
                                                     Remaining                                    Exercise Price
                                                 Contractual life
                                                      (Years)
----------------------- ---------------------- ---------------------- ----------------------- ------------------------
        $0.70                         100,000                    9.5                  16,667                    $0.70
----------------------- ---------------------- ---------------------- ----------------------- ------------------------

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the year ended December 31, 2005: no dividend yield for each year; expected volatility of 0.1%; weighted-average risk-free interest rate of 3.64% and weighted-average expected option life of 10 years. The weighted average fair value of the stock warrants granted during the period ended December 31, 2005 was $0.00.


6.       Related Party Transactions
         --------------------------

During the year the following transactions occurred between the Company and certain related parties:

A. Boston Equities Corporation, William Courtney, Ross Lyndon James, Brian Harcourt
         -----------------------------------------------------------------------

The following transactions took place between the Company and BEC, a shareholder holding greater than 10% of the outstanding common stock of the Company, William Courtney, a former shareholder and director of Es3 and a current member on the Company's board of directors, and Ross Lyndon James and Brian Harcourt who served as officers and directors in BEC during the year 2005.

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Liquid Stone(TM) coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation. Liquid Stone Manufacturing, Inc. is controlled by BEC and William Courtney. Under the terms of the OEM License Agreement, the Company granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share which warrant was assumed by the Company under the terms of the Exchange Agreement. (See Note 5.B, above.) Minimum annual royalties payable by the Company to Liquid Stone Manufacturing, Inc. under the agreement are $200,000. The licensing agreement was assumed by the purchaser when Es3 was sold. Expenses for the year ended December 31, 2005 were $58,333.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Authentic Stone Veneers(TM) in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Finishes, Inc. a Nevada corporation. Stone Mountain Finishes, Inc. is controlled by BEC and William Courtney. Under the terms of the OEM License Agreement, the Company granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share which warrant was assumed by the Company under the terms of the Exchange Agreement. (See Note 5.B, above.) Minimum annual fees payable by the Company to Stone Mountain Finishes, Inc. under the agreement are $250,000. The licensing agreement was assumed by the purchaser when Es3 was sold. Expenses under the agreement for the year ended December 31, 2005 were $72,917.

B.       Boston Equities Corporation, Ross Lyndon James and Brian Harcourt
         -----------------------------------------------------------------

The following transaction took place between the Company and BEC:

In June 2005, the Company issued 800,000 shares of unregistered common stock in exchange for debt arising out of monies advanced to the Company in the amount of $400,000 by BEC under the terms of a convertible financing agreement.

In 2005 the Company entered into a financial advisory representation agreement with BEC. For the period ended December 31, 2005, the Company paid BEC $90,000 for the services provided under the agreement.

C.       William Courtney
         ----------------

The following transactions took place between the Company and William Courtney.

Effective October 1, 2005 the Company conveyed all of the outstanding and issued capital stock of Es3 to Liquid Stone Partners in exchange for the assumption of all of the known and unknown liabilities of Es3. William Courtney is one of three partners in Liquid Stone Partners.

On June 15, 2005, the company issued 8,618,750 shares of common stock to the shareholders of Aronite Industries, Inc. ("Aronite") as well as agreeing to pay a royalty in connection with the license of certain trademarks from aronite. Minimum annual fees payable by the Company to Aronite uner the agreement are $200,000. The licensing agreement was assumed by the purchaser when Es3 was sold. Expenses under the agreement for the year ended December 31, 2005 were $29,167. BEC holds approximately 20% of Aronite voting stock, and Ross Lyndon-James, Brian Harcourt and William Courtney were directors of Aronite during 2005.

In 2005 the company entered into a business consulting agreement with William Courtney. For the period ended December 31, 2005 the Company paid William Courtney approximately $27,000 for the services provided under the agreement.

7.       Commitments and Contingencies
         -----------------------------

A.       Legal
         -----

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.       Operating Leases
         ----------------

On March 1, 2005, the Company' entered into a lease commitment for office and warehouse space in San Diego, California which expires February 1, 2009. The terms of the lease provide for monthly rental payments of $3,367 through January 2006 and increasing 3% each year beginning February 1, 2007. Rent expense for the period ended December 31, 2005 was $26,078. The lease obligations were assumed as part of the sale of Es3.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


The Company currently has an office at 1660 Union Street, Suite 200, San Diego, CA 92101, which it maintains under arrangement with the landlord at no cost. The Company also shares an office space with a shareholder at 9595 Wilshire Blvd., Suite 510, Beverly Hills, CA 90212 without cost to the Company.

As of December 31, 2005, the Company had no future rental commitments.


8.     Subsequent Events (unaudited)
       -----------------------------

In April 2006, the Company's Board of Director approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. In furtherance of this change of direction, the Company entered into consulting agreements with third parties to provide business management services and advice as it relates to the future of the company. These services shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as the Company ventures into the oil and gas business. As an initial step into the oil and gas business, in April 2006, the Company executed an assignment of an oil and gas lease under which the Company intends to exploit underlying oil and gas reserves. (See discussion, below.)

A.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties subsequent to December 31, 2005:

On January 8, 2006, the Company executed a Consulting contract with Camden Holdings, Inc. ("Camden") under which Camden agreed to provide business management services and advice as it relates to the future of the company. In consideration of these services, the Company agreed to pay Camden a fee of two hundred and fifty thousand dollars ($250,000) and two million five hundred thousand (2,500,000) shares of restricted common stock. The fee is non-refundable and considered earned when the shares are delivered. Camden is a related party to BEC.

On January 8, 2006, the Company entered into a consulting contract with Design Inc. ("Design") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the Company agreed to pay to Design a fee of two million eight hundred thousand (2,800,000) restricted shares of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. Design is a related party to BEC.

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000)

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. Summit is a related party to BEC ("Boston").

On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company' common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees.

On April 3, 2006, the Company entered into an employment agreement with Brian Harcourt who has been serving as an officer of the Company without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) restricted shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement the Company has agreed to pay Summitt consideration of four hundred thousand dollars ($400,000) payable with seventy seven thousand (77,000) restricted shares of the Company's common stock.

April 5, 2006, the Company entered into a consulting agreement with First Credit Holding Ltd ("First Credit") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the Company agreed to pay First Credit a fee of three million five hundred thousand (3,500,000) restricted shares of common stock. The fee is non-refundable and considered earned when the shares are delivered. Brian Harcourt, one of our directors, is the controlling shareholder of First Credit.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

On April 25, 2006, the Company entered into a Short Term Bridge Financing in the form of a promissory note to Camden Holdings, Inc. in the amount of two hundred and fifty thousand dollars ($250,000) to be used as working capital. The Note is due on August 25, 2006. No interest is payable on the note.

B.       Non-related party transactions
         -------------------------------

On April 5, 2006, the Company retained the services of Monterosa Group Ltd ("Monterosa") for a period of three years for operational administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, shareholder communications and other business management services. Under the agreement, the Company agreed to pay a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock as compensation in lieu of cash. The fee is non-refundable and considered earned when the shares are delivered.

On April 5, 2006, the Company entered into a consulting agreement with BlueFin LLC ("BlueFin") to provide business development, investor relations services, introductions to qualified funding sources, introductions to oil and gas business prospects, and introductions to accredited investors. Under the terms of the agreement, the Company agreed to pay BlueFin a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock. The fee is non-refundable and considered earned when the shares are delivered.

C.       Other
         -----

In February 2006 the Company terminated the employment agreement with its Chief Operating Officer, Steve Ferguson.

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired.