Form 10QSB/A
period 2005-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-06-08
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission file number 01-28911
                                               ---------


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                    91-1869677
---------------------------------                   -------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

As of June 7, 2006, 34,782,759 shares of the issuers common equity were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


ASSETS

CURRENT ASSETS:
Inventories                                                       $      29,101
                                                                  -------------
     Total current assets                                                29,101

Property and equipment--net                                              35,141
Other long-term assets                                                    2,087
                                                                  -------------
     TOTAL ASSETS                                                 $      66,329
                                                                  =============

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Bank overdraft                                                    $      28,211
Accounts payable                                                         92,993
Note payable--related party                                             328,940
Accrued expenses and other current liabilities                          160,525
                                                                  -------------
    Total current liabilities                                           610,669
                                                                  -------------

       Total liabilities                                                610,669

Commitments

                             STOCKHOLDERS' DEFICIT:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
  none issued and outstanding)                                             --
Common stock ($0.001 par value, 100,000,000 shares authorized;
  19,182,759 shares issued and outstanding)                              19,183
Additional paid-in capital                                              180,817
Accumulated deficit                                                    (744,340)
                                                                  -------------
    Total stockholders' deficit                                        (544,340)
                                                                  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      66,329
                                                                  =============


    The accompanying notes are an integral part of these financial statements


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Three  Months  Ended  September  30,  2005 and  Period  from
       January 27, 2005 (Inception) through September 30, 2005
                                   (Unaudited)


                                                                                               Period from
                                                                                            January 27, 2005
                                                                                              (inception)
                                                                      Three Months Ended        through
                                                                         September 30,        September 30,
                                                                             2005                 2005

REVENUES                                                                  $       --      $       --
COST OF GOODS SOLD                                                                --              --
Gross profit                                                                      --              --

OPERATING EXPENSES:
 Professional fees                                                             209,530         402,044
 Technology license royalties                                                  137,500         160,417
 Depreciation and amortization                                                   3,811           3,811
 Other general and administrative                                              101,915         178,068
                                                                          ------------    ------------
 Total operating expenses                                                      452,756         744,340






NET LOSS                                                                  $   (452,756)   $   (744,340)
                                                                          ============    ============

LOSS PER COMMON SHARE, SHARE, BASIC AND DILUTED                           $      (0.02)   $      (0.06)
                                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED     18,908,990      12,858,207
                                                                          ============    ============



    The accompanying notes are an integral part of these financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS Period from January 27, 2005 (Inception) through September 30, 2005
                                   (Unaudited)


                                                       Period from
                                                     January 27, 2005
                                                        (inception)
                                                   through September 30,
                                                          2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $    (744,340)
Adjustments to reconcile net loss to cash:
Depreciation                                                 3,811

Changes in certain assets and liabilities:
Inventories                                                (29,101)
Other long-term assets                                      (2,087)
Bank overdraft                                              28,211
Accounts payable                                          (107,007)
Accrued expenses and other current liabilities             160,525
                                                     -------------

    Net cash used in operating activities                 (689,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                      (38,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party             400,000
Proceeds from related party advances                       328,940
                                                     -------------
     Net cash provided by financing activities             728,940

NET INCREASE (DECREASE) IN CASH                               --

CASH, BEGINNING OF PERIOD                                     --
CASH, END OF PERIOD                                  $        --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                               $        --
Cash paid for income taxes                           $        --

NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization        $     200,000
Common stock issued for debt                         $     400,000


    The accompanying notes are an integral part of these financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Accordingly the financial statements contained in report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company has one active operating subsidiary, Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings(TM) and Authentic Stone Veneers(TM).


B.    Basis of Presentation

The consolidated financial statements of the Company for the period from January 27, 2005 (Inception) through September 30, 2005 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3. All inter-company transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.



2. Summary of Significant Accounting Policies

A.    Use of Estimates

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


B.    Inventories

Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out basis.

C.    Property and Equipment

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


D.    Technology License

The Company's principal business activity focuses on the commercialization of distributing decorative coatings that can be used to resemble stone, which the Company licenses from related parties. Minimum annual royalties for these arrangements have been accrued on the Company's balance sheet.

E.     Fair Value of Financial Instruments

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


F. Stock-Based Compensation

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

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123R. Net income and earnings per share for the period ended September 30, 2005 would not have been impacted had the compensation cost for these awards been determined in accordance with SFAS 123R.

Effective January 1, 2006, the Company will adopt SFAS No. 123R using the "prospective method" This statement replaced SFAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS-95, Statement of Cash Flows. SFAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of SFAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.


G.    Income Taxes

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


H. Basic and Diluted Net Earnings (loss) per Share

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

I.   Recent Accounting Pronouncements

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management will implement the provisions of SFAS 123(R) effective January 1, 2006.

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


3.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss for the period from inception through September 30, 2005 in the amount of $744,340, and had a working capital deficiency of approximately $544,340. The Company also has deferred payment of certain accounts payable.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4. Restatement of Prior Financial Information

Due to material weaknesses in our accounting systems we improperly booked a number of transactions. The Company has determined this effect of these corrections on its previously issued financial statements and has restated the accompanying financial statements for the period ended September 30, 2005.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                                                               As Originally    Restatement
                                                                                 Reported       Adjustments     As Adjusted
                                                                               ------------    ------------    ------------
           ASSETS
      CURRENT ASSETS:

          Inventories                                                                29,101            --            29,101

          Prepaid expenses and other current assets                                 200,270    (A) (200,270)           --
                                                                               ------------    ------------    ------------
              Total current assets
                                                                                    229,371        (200,270)         29,101

          Property and equipment - net                                               35,358            (217)         35,141


          Other long-term assets                                                      2,087            --             2,087
                                                                               ------------    ------------    ------------
TOTAL ASSETS
                                                                                    266,816        (200,487)         66,329
                                                                               ============    ============    ============

LIABILITIES AND STOCKHOLDERS DEFICIT
      CURRENT LIABILITIES:


          Bank overdraft                                                             28,211            --            28,211

          Accounts payable                                                          206,646        (113,653)         92,993

          Advances - related party                                                   50,140    (B)  278,800         328,940

          Accrued Expenses and other current liabilities                                220    (E)  160,305         160,525
                                                                               ------------    ------------    ------------
          Total current liabilities
                                                                                    285,217         325,452         610,669


          Total liabilities                                                         285,217         325,452         610,669

      STOCKHOLDERS' DEFICIT:

          Common stock                                                               19,493            (310)         19,183

          Additional paid-in-capital                                                758,220   (A,B)(577,403)        180,817

          Deferred stock compensation                                               (89,256)         89,256            --

          Accumulated deficit                                                      (706,858)    (C) (37,482)       (744,340)
                                                                               ------------    ------------    ------------

                Total stockholders' deficit                                         (18,401)       (525,939)       (544,340)
                                                                               ------------    ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         266,816        (200,487)         66,329
                                                                               ============    ============    ============

        See accompanying notes for explanation of restatement adjustments

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2005




                                                        As Originally   Restatement
                                                          Reported       Adjustments      As Adjusted
                                                       -------------    -------------    -------------


REVENUES                                               $        --      $        --      $        --

COST OF GOODS SOLD                                              --               --               --
                                                       -------------    -------------    -------------
Gross profit                                                    --               --               --


OPERATING EXPENSES:

       Selling and marketing                                  25,839          (25,839)            --

       Technology , support and development                  122,157         (122,157)            --

       General and administrative                            240,033         (240,033)            --

       Professional fees                                        --            209,530          209,530


       Technology license royalties                             --            137,500          137,500

       Depreciation and amortization                            --              3,811            3,811

       Other general and administrative                         --            101,915          101,915
                                                       -------------    -------------    -------------
       Total operating expenses
                                                             388,029           64,727          452,756
                                                       -------------    -------------    -------------


OPERATING LOSS                                              (388,029)   (D,E) (64,727)        (452,756)

OTHER INCOME (EXPENSE):

       Other income                                              270             (270)            --

       Interest expense - net                                   (220)             220             --
                                                       -------------    -------------    -------------

       Total other income (expense)                               50              (50)            --
                                                       -------------    -------------    -------------


NET LOSS                                               $    (387,979)   $     (64,777)   $    (452,756)
                                                       =============    =============    =============




LOSS PER COMMON SHARE                                          (0.02)            --              (0.02)



WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      19,218,999             --         18,908,990


        See accompanying notes for explanation of restatement adjustments


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       Period from January 27, 2005 (Inception) through September 30, 2005
                                   (Unaudited)


                                                        As Originally    Restatement
                                                         Reported        Adjustments      As Adjusted
                                                       -------------    -------------    -------------


REVENUES                                               $        --      $        --      $        --

COST OF GOODS SOLD                                              --               --               --
                                                       -------------    -------------    -------------
Gross profit                                                    --               --               --

OPERATING EXPENSES:

      Selling and marketing                                   33,790          (33,790)            --

      Technology , support and development                   139,464         (139,464)            --

      General and administrative                             533,654         (533,654)            --

      Professional fees                                         --            402,044          402,044


      Technology license royalties                              --            160,417          160,417

      Depreciation and amortization                             --              3,811            3,811

      Other general and administrative                          --            178,068          178,068
                                                       -------------    -------------    -------------
      Total operating expenses                               706,908    (D,E)  37,432          744,340
                                                       -------------    -------------    -------------


OPERATING LOSS                                              (706,908)         (37,432)        (744,340)

OTHER INCOME (EXPENSE):

      Other income                                               270             (270)            --

      Interest expense - net                                    (220)             220             --
                                                       -------------    -------------    -------------

      Total other income (expense)                                50              (50)            --
                                                       -------------    -------------    -------------



NET LOSS                                               $    (706,858)   $     (37,482)   $    (744,340)
                                                       =============    =============    =============


LOSS PER COMMON SHARE                                  $       (0.04)   $        --      $       (0.06)




WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      16,597,011             --         12,858,207



        See accompanying notes for explanation of restatement adjustments

Restatement Adjustments

A. The Company did not correctly record the liabilities assumed in the revere merger of $200,000 in the period ended September 30, 2005. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.

B. The Company incorrectly record $278,800 of advances from a related party in the period ended September 30, 2005. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.

C. The Company incorrectly recorded $98,912 of deferred stock compensation and related amortization expense in conjunction with the issuance of stock options and warrants in the period ended September 30, 2005. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.

D. The Company failed to record certain technology license royalty expenses of $1,764 in the period ended September 30, 2005. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.

E. The Company failed to accrue $45,000 of professional fees in the period ended September 30, 2005. The Company has determined this effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.

F. The Company reclassified certain operating expenses for financial statement presentation. The Company has determined this effect of the reclassification on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005 and for the period from January 27, 2005 (inception) through September 30, 2005.



5. Advances - related party

From inception through September 30, 2005, the Company advances from Boston Equities Corporation ("BEC"), owner of approximately 25% of the outstanding and issued common stock of the Company at September 30, 2005. At September 30, 2005, the advances outstanding were $328,940.


6.   Equity Transactions


A.    Issuance of Common Stock


In February 2005, the Company issued 8,380,000 shares of unregistered common stock at par value of $0.001 to founding stockholders without consideration, including 6,250,000 shares to Boston Equities Corporation (a related party).

In June 2005, the Company issued 800,000 shares of unregistered common stock at par value of $0.001 in exchange for the debt arising out of monies advanced to the Company in the amount of $400,000 by BEC pursuant to a convertible debt agreement dated March 1, 2005. The terms of the convertible debt agreement allowed Boston Equities Corporation to convert its debt to shares of common stock at $.50 per share.

In June 2005, the Company's issued an aggregate of 8,618,750 shares of unregistered common at par value of $0.001 stock to the shareholders of Aronite Industries, Inc. ("Aronite") in connection with the license of certain trademarks from Aronite.

In July 2005, in accordance with the terms of the Exchange Agreement, the Company issued 400,000 shares of registered common stock to two consultants, d.b.a. WB International, Inc. in accordance with the terms of the Exchange Agreement.

In July 2005, the Company issued for no consideration 78,571 shares of its unregistered common stock at par value of $0.001 to the former shareholders of National Healthcare Technologies, Inc. and an additional 905,438 shares of its unregistered common stock at par value of $0.001 to Crown Partners, a former major shareholder of National Healthcare Technologies, Inc. in accordance with the terms of the Exchange Agreement.


B.    Issuance of Warrants


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

A summary of the warrant activity for the period ended September 30, 2005 is as follows:

     ------------------------------------------------------ --------------------- --------------------
                                                            Number of Shares      Weighted Average
                                                                                  Exercise Price
     ------------------------------------------------------ --------------------- --------------------
     Outstanding at beginning of the period                                 --                    --
     ------------------------------------------------------ --------------------- --------------------
     Issued                                                            1,800,000                $0.67
     ------------------------------------------------------ --------------------- --------------------
     Cancelled, Forfeited or expired                                        --                    --
     ------------------------------------------------------ --------------------- --------------------
     Outstanding at September30, 2005                                  1,800,000                $0.67
     ------------------------------------------------------ --------------------- --------------------
     Exercisable at September 30, 2005                                 1,800,000                $0.67
     ------------------------------------------------------ --------------------- --------------------

Additional information regarding the warrants outstanding as of September 30, 2005 is as follows:


     ---------------- --------------------------------------------- -------------------------------------------------
                             Outstanding Exercisable
     ---------------- --------------------------------------------- -------------------------------------------------
     Exercise Price    Number of Warrants      Weighted Average       Number Exercisable        Weighted Average
                                                   Remaining                                     Exercise Price
                                               Contractual life
                                                    (Years)
     ---------------- ---------------------- ---------------------- ------------------------ ------------------------
          $0.70                   1,200,000                    4.5                1,200,000                    $0.70
     ---------------- ---------------------- ---------------------- ------------------------ ------------------------
          $0.60                     600,000                    4.0                  600,000                    $0.60
     ---------------- ---------------------- ---------------------- ------------------------ ------------------------


The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for nine months ended September 30, 2005: no dividend yield for each year; expected volatility of for the warrant shares exercisable 0.1%; weighted-average risk-free interest rates for the warrant shares exercisable at $0.60 and $0.70 were 3.38% and 3.64%, respectively; and weighted-average expected option life of 5 years. The weighted average fair value of the stock warrants granted during the nine months ended September 30, 2005 was $0.00.

C.    Employee Options

In June 2005, the Company issued a warrant to an employee to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.70 per share. The shares vested monthly over three years and have a 10 year option period.

A summary of the option activity from January 27, 2005 (inception) to September 30, 2005 is as follows:

       ---------------------------------------------------- --------------------- --------------------
                                                            Number of Shares      Weighted Average
                                                                                  Exercise Price
       ---------------------------------------------------- --------------------- --------------------
       Outstanding at beginning of the period                               --                    --
       ---------------------------------------------------- --------------------- --------------------
       Issued                                                            100,000                $0.70
       ---------------------------------------------------- --------------------- --------------------
       Cancelled, Forfeited or expired                                      --                     --
       ---------------------------------------------------- --------------------- --------------------
       Outstanding at September 30, 2005                                 100,000                $0.70
       ---------------------------------------------------- --------------------- --------------------
       Exercisable at September 30, 2005                                   8,333                $0.70
       ---------------------------------------------------- --------------------- --------------------

Additional information regarding the options outstanding as of September 30, 2005 is as follows

      --------------- --------------------------------------------- -------------------------------------------------
                             Outstanding Exercisable
      --------------- --------------------------------------------- -------------------------------------------------
      Exercise Price    Number of Options      Weighted Average       Number Exercisable        Weighted Average
                                                   Remaining                                     Exercise Price
                                               Contractual life
                                                    (Years)
      --------------- ---------------------- ---------------------- ------------------------ ------------------------
          $0.70                     100,000                    9.5                    8,333                    $0.70
      --------------- ---------------------- ---------------------- ------------------------ ------------------------

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2005: no dividend yield for each year; expected volatility of 0.1%; weighted-average risk-free interest rate of 3.64% and weighted-average expected option life of 10 years. The weighted average fair value of the stock warrants granted during the period ended September 30, 2005 was $0.00.


7. Income Taxes

There is no provision for income taxes in these financial statements because the Company has incurred operating losses since inception and no recoverable taxes have been paid.


8.     Related Party Transactions

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

On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Liquid Stone(TM) coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation. Liquid Stone Manufacturing, Inc. is controlled by BEC and William Courtney. Under the terms of the OEM License Agreement, the Company granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share. Minimum annual royalties payable by the Company to Liquid Stone Manufacturing, Inc. under the agreement are $200,000. Expenses under the agreement through September 30, 2005 were $58,333.


On June 15, 2005, the Company acquired an exclusive license to manufacture, use and distribute Authentic Stone Veneers(TM) in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Finishes, Inc. a Nevada corporation. Stone Mountain Finishes, Inc. is controlled by BEC and William Courtney. Under the terms of the OEM License Agreement, the Company granted Liquid Stone Manufacturing, Inc. a five year warrant to purchase 600,000 shares of its common stock at $0.70 per share. Minimum annual fees payable by the Company to Stone Mountain Finishes, Inc. under the agreement are $250,000. Expenses under the agreement through September 30, 2005 were $72,917.

B.       Boston Equities Corporation, Ross Lyndon James and Brian Harcourt

The following transaction took place between the Company and BEC:

In June 2005, the Company issued 800,000 shares of unregistered common stock in exchange for debt arising out of monies advanced to the Company in the amount of $400,000 by BEC under the terms of a convertible financing agreement.

In 2005 the Company entered into a financial advisory representation agreement with BEC. For the period ended September 30, 2005 the Company paid BEC $90,000 for the services provided under the agreement.

C.       William Courtney

The following transactions took place between the Company and William Courtney.

On June 15, 2005, the Company issued 8,618,750 shares of common stock to the shareholders of Aronite Industries, Inc. ("Aronite") as well as agreeing to pay a royalty in connection with the license of certain trademarks from Aronite. Minimum annual fees payable by the Company to Aromite. under the agreement are $200,000. Expenses under the agreement through September 30, 2005 were $29,167. BEC holds approximately 20% of Aronite's voting stock, and Ross Lyndon James, Brian Harcourt and William Courtney were directors of Aronite during 2005.

In 2005 the Company  entered into a business  consulting  agreement with William
Courtney.   Through  September  30,  2005  the  Company  paid  William  Courtney approximately $27,000 for the services provided under the agreement.

9.     Commitments and Contingencies


A.    Legal Actions

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


B.   License Agreements

Future minimum annual license payments under the OEM and trademark license agreements for the next five years ending December 31 are as follows:

2006        $          650,000
2007                   780,000
2008                   936,000
2009                 1,123,200
2010                 1,347,840
                     ---------
            $        4,837,040
                     =========


C.    Operating Lease

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

GENERAL

On July 19, 2005, the National Healthcare Technology, Inc., a Colorado corporation ("Company", "us" or "we") completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among us, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,414,188 shares of our common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger.

Accordingly the financial statements contained in report include our operations in our new line of business. As a result of the transactions contemplated by the Exchange Agreement, we have one active operating subsidiary--Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings(TM) and Authentic Stone Veneers(TM).


PLAN OF OPERATIONS

We plan to market our coatings and veneers to both commercial and residential markets. We intend to use the public markets to secure additional working capital and to make acquisitions using either Common Stock or cash. A significant component of our intermediate term growth strategy is the acquisition and integration of companies in related building materials fields. We expect to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs.

We have not generated any revenues from operations and have incurred $744,340 in expenses from inception through September 30, 2005 in connection with our formation and initial operations. All of our operations to date have been funded by loans from a related party. As of September 30, 2005, we had a working capital deficiency of approximately $544,340.

We anticipate that we will have to raise additional capital to fund operations in the next 12 months. To the extent that we are required to raise additional funds to cover the costs of operations, we intend to do so through additional public or private offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place and no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

We expect to take advantage of synergies among related businesses to increase revenues and take advantage of economies of scale to reduce operating costs. The execution of this strategy depends upon the development of an active trading market for our common stock. We intend to make acquisitions with common stock and anticipate that the sellers of those entities will demand an active market as a condition of the transaction.

We hold the exclusive rights to manufacture, use and distribute Liquid Stone coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation and an affiliate of ours. Liquid Stone" is a water-based polymeric stone coating that can be applied to a variety of surfaces including wood, stucco, metal, concrete or asphalt. It is a flexible, durable all weather surface coating.

We also hold the excusive rights to manufacture, use and distribute Authentic Stone Veneer(TM) panels in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Manufacturing, Inc. a Nevada corporation and an affiliate of ours. Authentic Stone Veneer" panels can be formulated in rough stone or smooth stone finishes. Authentic Stone Veneer" panels are made from proprietary materials and are molded to form the detailed contours and profiles of natural stone surfaces. The rough stone veneers are approximately 1/10th the weight of concrete, while the smooth stone are approximately 1/7th the weight of concrete.

We will conduct research and development on both the Liquid Stone Coatings and Authentic Stone Veneer panels over the next 12 months. We also plan to undertake product testing and certification as it prepares for commercial launch. We currently operate out of leased facilities in San Diego, and presently have two full time employees. Any additional plant or equipment expenditures and any significant increase in employees will be dependent upon the company's capital resources and the development of channel and market activity for its products.

 ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended September 30, 2005, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 we discovered, among other matters, that an error in transfer of common stock of the Company resulted in overstatement of the outstanding shares of Es3 prior to the Exchange Agreement of 310,000 shares, and that we under reported the amount of our note payables to related parties in the approximate amount of $278,000. As a result of these errors, as well as others, we decided to restate our form 10QSB for the quarter ended September 30, 2005. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended in this report.

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

In May 2006, we remediated the material weakness in internal control over financial reporting by having our Chief Executive Officer in addition to our Chief Financial Officer review in detail all adjustments affecting the issuances of our securities. We have also retained the service of a certified public accountant to assist us in reporting our financial transactions.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

None.

 ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: we issued 8,380,000 shares of common stock to founding stockholders, including 6,250,000 shares to Boston Equities Corporation; we issued 800,000 shares of common stock in exchange for the cancellation of a $400,000 debt for monies advanced to us by one of our shareholders, Boston Equities Corporation; we issued an aggregate of 8,618,750 shares of common stock to shareholders of Aronite Industries, Inc. in connection with the license of certain trademarks from Aronite; and we issued 905,438 shares of common stock to Crown Partners under the terms of the Exchange Agreement.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

 ITEM 5. OTHER INFORMATION

None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits - None.


         b) Reports on Form 8-K


On July 5, 2005, we filed a report on Form 8-K with respect to the entry into the Exchange Agreement, the issuance of securities in connection with the Exchange Agreement and the Change of Control resulting from the transactions under the Exchange Agreement.

On July 25, 2005, we filed a report on Form 8-K with respect to the closing of the transactions contemplated by the Exchange Agreement, the issuance of securities in connection with the Exchange Agreement and the Change of Control resulting from the transactions under the Exchange Agreement.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: June 8, 2006


By:  /s/ ROSS LYNDON-JAMES
--------------------------
Ross Lyndon-James
Chief Executive Officer