Form 10KSB/A
period 2005-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-06-08
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [X] No [ ]

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

Documents  incorporated  by  reference:  none

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 is being filed in order to correct the date of the Report of Independent Registered Public Accountants from May 19, 2005 to May 19, 2006. Also, under the shareholders' section of the Company's balance sheet for the year ended December 31, 2006, the Company showed "accumulated paid in capital" in the amount of $752,157. In preparing the financial statements two numbers were inadvertently transposed. The correct amount is $725,157. This change did not result in a restatement of the Company's "Total stockholder's deficit."

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

Item 6. Management's  Discussion and Analysis or Plan of Operation.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB/A, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

In May 2006, we remediated the material weakness in internal control over financial reporting by having our Chief Executive Officer in addition to our Chief Financial Officer review in detail all adjustments affecting the issuances of our securities, and to retain the services of a controller. Item 8B. Other Information No information was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB/A.

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

                      Dated: June 8, 2006

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ross Lyndon-James                       June 8, 2006
------------------------------------
    Ross Lyndon-James,
    Chief Executive Officer


/s/ Brian Harcourt                          June 8, 2006
------------------------------------
    Brian Harcourt,
    Chief Financial Officer

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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
May 19, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005



                                     ASSETS
Assets                                                                        0
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
           Current Liabilities

               Accounts Payable                                          63,260
                                                                  -------------
           Total Current Liabilities                                     63,260

Commitments and Contingencies

Stockholders' Deficit
               Preferred Stock, $.01 par value, 10,000,000 shares
                   authorized, none issued and outstanding                 --
               Common Stock, $.001 par value, 100,000,000 shares
                   authorized, 19,182,759 shares issued
                   and outstanding                                       19,183
               Additional paid in Capital                               725,157
               Deficit accumulated during development stage            (807,600)
                                                                   ------------
           Total Stockholders' Deficit                                  (63,260)
                                                                   ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                0
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

A.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties subsequent to December 31, 2005:

On January 8, 2006, the Company executed a Consulting contract with Camden Holdings, Inc. ("Camden") under which Camden agreed to provide business management services and advice as it relates to the future of the company. In consideration of these services, the Company agreed to pay Camden a fee of two million five hundred thousand (2,500,000) shares of restricted common stock. Camden is a related party to BEC.

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