Form 10QSB
period 2006-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-06-09
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006
                                                --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

                 From the transition period from ____ to _____. Commission file number 01-28911.


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


            1660 Union Street, Suite 200, San Diego, California 92101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 398-8470
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

As of June 6, 2006, 34,782,759 shares of the issuer's common equity are outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                 C O N T E N T S
Consolidated Balance Sheet                                                 F-4

Consolidated Statements of Operations                                      F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006
                                   (Unaudited)




                                 ASSETS


Assets                                                      $       --
                                                            ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
      Current Liabilities
      Accounts Payable                                      $    113,145
                                                            ------------

      Total Current Liabilities                                  113,145

Stockholders' Deficit

      Preferred Stock, $0.01 par value, 10,000,000 shares           --
           authorized, none issued and outstanding

      Common Stock, $.001 par value, 100,000,000 shares           19,183
           authorized, 19,182,759 issued and outstanding

      Additional paid in Capital                              12,915,157



      Deficit accumulated during development stage           (13,047,485)
                                                            ------------



      Total Stockholders' Deficit                               (113,145)
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       --
                                                            ============






   The accompanying notes are an integral part of these financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND FROM JANUARY 27, 2005 (INCEPTION)
                           TO MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                                                                  Period from        Period from
                                                                                               January 27, 2005   January 27, 2005
                                                                                                 (inception)        (inception)
                                                                      Three Months Ended           through            through
                                                                        March 31, 2006          March 31, 2005     March 31, 2006
REVENUES                                                                       --
COST OF GOODS SOLD                                                                --                 --                    --
Gross profit                                                                      --                 --                    --

OPERATING EXPENSES:
 Professional fees                                                        $ 12,230,750       $     16,762          $ 12,696,054
 Technology license royalties                                                     --                 --                 160,417
 Depreciation and amortization                                                    --                 --                   3,811
 Other general and administrative                                                9,135             15,794               187,203
                                                                          ------------       ------------          ------------
 Total operating expenses                                                   12,239,885             32,556            13,047,485


NET LOSS                                                                  $(12,239,885)      $    (32,556)         $ (13,047,485)
                                                                          ============       ============          =============

LOSS PER COMMON SHARE, SHARE, BASIC AND DILUTED                           $      (0.64)      $      (0.00)         $       (0.84)
                                                                          ============       ============          =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED     19,182,759          8,380,000             15,547,619







   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND FROM JANUARY 27, 2005 (INCEPTION)
                           TO MARCH 31, 2006 AND 2005
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                             $  (12,239,885)       $    (32,556)        $ (13,047,485)

Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                  --                   --                   3,811
    Stock issued for services                                                 12,190,000                --              12,190,000
Changes in certain assets and liabilities, net of divestiture
   Inventory                                                                       --                   --                 (29,102)
   Other assets                                                                    --                   --                  (2,087)
   Accounts payable and accrued expenses                                         49,885                8,702               194,875
                                                                          -------------        -------------         -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                            --                (23,854)             (689,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            --                 (3,446)              (38,952)
                                                                          -------------        -------------         -------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                            --                 (3,446)              (38,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible note - related party                                  --                   --                 400,000
   Related party advances                                                          --                 27,300               328,940
                                                                          -------------        -------------         -------------

CASH FLOWS FROM PROVIDED BYFINANCING
   ACTIVITIES                                                                      --                 27,300               728,940
                                                                          -------------        -------------         -------------

Net increase (decrease) in cash                                                    --                   --                    --
Cash, beginning of the period                                                      --                   --                    --
                                                                          -------------        -------------         -------------
Cash, end of the year                                                     $        --          $        --           $        --
                                                                          =============        =============         =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                      --                   --                    --
Income taxes paid                                                                  --                   --                    --

NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization                             $        --          $        --           $     200,000
Divestitute of subsidiary to related party                                $        --          $        --           $     544,340
Common stock issued for debt                                              $        --          $        --           $     400,000



   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1.       Summary of Significant Accounting Policies

A.       Organization and General Description of Business

On July 19, 2005, National Healthcare Technology, Inc., a Colorado corporation (the "Company") completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which is Es3's accounting year-end.

Accordingly the financial statements contained in this report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company had one active operating subsidiary, Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings
(TM) and Authentic  Stone Veneers (TM).

Effective October 1, 2005, the Company sold all of its shares in Es3.

B.       Basis of Presentation and Organization

The consolidated financial statements of the Company for the period from January 27, 2005 (Inception) through March 31, 2006 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). All inter-company transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2005 to be reported in Form 10-KSB, have been omitted.

C.       Use of Estimates

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

D.       Property and Equipment

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

E.       Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock based awards to employees as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation ("SFAS 123R").

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123R. Net income and earnings per share for the period ended March 31, 2005 would not have been impacted had the compensation cost for these awards been determined in accordance with SFAS 123R.

Effective  January  1,  2006,  the  Company  adopted  SFAS No.  123R  using  the
"prospective method." This statement replaced SFAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS-95, Statement of Cash Flows. SFAS-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of SFAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

F.       Income  Taxes

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

G.       Basic and Diluted Net  Earnings  (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the period from inception through March 31, 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

H.       Recent Accounting Pronouncements

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


2.       Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss since inception of $13,047,485, and had a stockholders' deficit at March 31, 2006 of $113,145.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. The Company acquired all of the outstanding capital stock of Es3 in July 2005 and subsequently divested its ownership effective October 1, 2005. At March 31, 2006, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its new plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       Related Party Transactions

The following transactions took place between the Company and Boston Equities Corporation, a shareholder holding greater than 10% of the outstanding common stock of the Company. In January 2006 the Company executed a Consulting contract with Camden Holdings, Inc. ("Camden") under which Camden agreed to provide business management services and advice as it relates to the future of the company. In consideration of these services, the Company agreed to pay Camden a fee of two million five hundred thousand (2,500,000) shares of restricted common stock. Camden is a related party to Boston Equities Corporation. The market value of the shares on the date the contact was entered into was $5,750,000. The shares were issued in April 2006 and the transaction has been reflected in the financial statements at March 31, 2006 as additional paid in capital.

In January 2006 the Company entered into a consulting contract with Design Inc. ("Design") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the Company agreed to pay to Design a fee of two million eight hundred thousand (2,800,000) restricted shares of the Company's common stock. Design is a related party to Boston Equities Corporation. The market value of the shares on the date the contact was entered into was $6,440,000. The shares were issued in April 2006 and the transaction has been reflected in the financial statements at March 31, 2006 as additional paid in capital.

4.       Subsequent Events

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

A.       Related Party Transactions On April 3, 2006, the Company

entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000) restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. Summit is a related party to Boston Equities Corporation. The shares of common stock were issued in April 2006.

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

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement the Company has agreed to pay Summitt consideration of four hundred thousand dollars ($400,000) payable with seventy seven thousand (77,000) restricted shares of the Company's common stock. The shares of stock have not been issued as of June 2, 2006.

April 5, 2006, the Company entered into a consulting agreement with First Credit Holding Ltd ("First Credit") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the

Company agreed to pay First Credit a fee of three million five hundred thousand (3,500,000) restricted shares of common stock. The fee is non-refundable and considered earned when the shares are delivered. Brian Harcourt, one of our directors, is the controlling shareholder of First Credit. The shares of stock were issued in April 2006.

On April 25, 2006, the Company entered into a Short Term Bridge Financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The
Note is due on August 25, 2006. No interest is payable on the note.

B.       Other

On April 5, 2006, the Company retained the services of Monterosa Group Ltd ("Monterosa") for a period of three years for operational administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, shareholder communications and other business management services. Under the agreement, the Company agreed to pay a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock as compensation in lieu of cash. The fee is non-refundable and considered earned when the shares are delivered. The shares of stock were issued in April 2006.

On April 5, 2006, the Company entered into a consulting agreement with BlueFin LLC ("BlueFin") to provide business development, investor relations services, introductions to qualified funding sources, introductions to oil and gas business prospects, and introductions to accredited investors. Under the terms of the agreement, the Company agreed to pay BlueFin a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock. The fee is non-refundable and considered earned when the shares are delivered. The shares of stock were issued in April 2006.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Additional risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10-KSB/A for the year ended December 31, 2005. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

On July 19, 2005, the Company completed the acquisition of Es3. Pursuant to the terms of the Exchange Agreement dated as of June 30, 2005, by and among the Company, Crown Partners, the largest stockholder of the Company prior to the
Closing, Es3, and certain stockholders of Es3, the Company acquired 17,798,750 shares of the outstanding capital stock of Es3 in exchange for the Company's issuance to the Es3 Stockholders of 17,798,750 shares of the Company's common stock. In connection with the Exchange Agreement, the Company also issued 78,751 shares to the former owners of National Healthcare Technology, Inc., 905,438 shares to Crown Partners and 400,000 shares between to two individuals, dba. WB International, Inc. that provided consulting and advisory services to the Company (the "Consultants").

As a result of the transactions contemplated by the Exchange Agreement, during the year 2005, we had one active operating subsidiary, Es3. Es3 was formed on January 27, 2005, and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary "Liquid Stone Coatings" and "Authentic Stone Veneers".

From January 27, 2005 (inception) to March 31, 2006, the Company has had $0 revenues, and a net operating loss of $13,047,485.

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

Estimated Funding Required During the Next Twelve Months:
--------------------------------------- --------------- --- -----------------
Prospect Development & Seismic              $1,000,000  to        $5,000,000
--------------------------------------- --------------- --- -----------------
Drilling & Development                      $2,500,000  to        $5,000,000
--------------------------------------- --------------- --- -----------------
Offering Costs & Expenses                      $50,000  to           $50,000
--------------------------------------- --------------- --- -----------------
General Corporate Expenses                    $100,000  to          $150,000
--------------------------------------- --------------- --- -----------------
Working Capital                               $700,000  to        $1,000,000
--------------------------------------- --------------- --- -----------------
Total                                       $4,350,000  to       $11,200,000
--------------------------------------- --------------- --- -----------------
The minimum expenditures noted above will allow us to commence with exploration and development of properties and commence drilling operations. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations

Consistent with this change of our business, effective October 1, 2005 we sold all of the capital stock of Es3 to Liquid Stone Partners. A partner holding a minority interest in Liquid Stone Partnerships is also a director of the Company.

We currently have two full-time employees. We will primarily rely on outside consultants and do not currently foresee any significant changes in the number of our employees.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended March 31, 2006, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 we discovered, among other matters, that an error in transfer of common stock of the Company resulted in overstatement of the outstanding shares of Es3 prior to the Exchange Agreement of 310,000 shares, and that we under reported approximately $278,000 in accounts payable to a related party. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended in this report.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. During the Quarter ending March 31, 2006, we issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows: in January 2006 the Company agreed to issue 2,500,000 shares of common stock in exchange for business management services; and in January 2006, the Company agreed to issue 2,800,000 shares of common stock in exchange for business management services. These shares of stock were not issued as of March 31, 2006. Item 3. Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

------- ------- ----------------------------------------------------------------
10      10.8    Consulting Agreement by and between us and Camden Holdings, Inc.
                dated January 8, 2006 (previously filed as an exhibit to the Company's Form 10-KSB, file no. 001-28911, on May 22, 2006, and incorporated herein by reference.) .

------- ------- ----------------------------------------------------------------
        10.9    Consulting  Agreement by and between us and Design,  Inc.  dated
                January 8, 2006 (previously filed as an exhibit to the Company's
                Form  10-KSB,   file  no.  001-28911,   on  May  22,  2006,  and
                incorporated herein by reference.)
------- ------- ----------------------------------------------------------------
31      31.1    Certification by Ross Lyndon-James,  Chief Executive Officer, as
                required  under  Section  302 of  Sarbannes-Oxley  Act of  2002, attached hereto.
------- ------- ----------------------------------------------------------------
        31.2    Certification  by Brian Harcourt,  Chief Financial  Officer,  as
                required under Section 302 of the  Sarbannes-Oxley  Act of 2002, attached hereto.
------- ------- ----------------------------------------------------------------
32      32.1    Certification  as required under Section 906 of  Sarbannes-Oxley
                Act of 2002, attached hereto.
------- ------- ----------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: June 9, 2006


By:  /s/ ROSS LYNDON-JAMES
----------------------------------
Ross Lyndon-James
Chief Executive Officer