Form 10QSB
period 2006-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-08-17
CIK 1024626

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

                 From the transition period from ____ to _____. Commission file number 01-28911.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                     91-1869677
---------------------------------                 --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

As of August 14, 2006, 36,209,759 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Microsoft Word 11.0.6568;


1



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



                                 C O N T E N T S

Consolidated Balance Sheet (Unaudited)                                     F-4

Consolidated Statements of Operations (Unaudited)                          F-5

Consolidated Statements of Cash Flows (Unaudited)                          F-6

Notes to Consolidated Financial Statements (Unaudited)                     F-7

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2006
                                   (Unaudited)

                              ASSETS
Assets
         Current assets
                    Prepaid consulting                      $    125,000

         Other assets

                    Investment in Custer Leasehold                56,000
                                                            ------------

                              Total assets                  $    181,000
                                                            ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
         Current liabilities
                    Accounts payable and accrued expenses   $    216,165

                    Interest payable                               8,980
                                                            ------------
                Total current liabilities                        225,145
                                                            ------------

         Non-current liabilities

                    Notes payable to affiliate                   455,560

                    Shares to be issued                           56,000
                                                            ------------

                Total non-current liabilities                    511,560
                                                            ------------


                             Total liabilities                   736,705

Stockholders' Deficit

                Common Stock, $.001 par value,
                100,000,000 shares authorized,
                35,532,759 issued and outstanding

                as of June 30, 2006                               35,533

                Additional paid in capital                    35,041,307

                Prepaid consulting                           (11,052,917)

                Deficit accumulated during development
                stage                                        (24,579,628)
                                                            ------------
         Total Stockholders' Deficit

                                                                (555,705)
                                                            ------------



TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    181,000
                                                            ============


                   The accompanying notes are an integral part
                    of these unaudited financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Month Period Ended June 30,
                                                          2006           2005
                                                       -----------    -----------
REVENUES, net                                          $      --      $      --
                                                       -----------    -----------

OPERATING EXPENSES

         Professional fees                               2,904,199        175,752

         Technology license royalties                         --           22,917

         Other general and administrative                8,627,944         60,360
                                                       -----------    -----------

         Total operating expenses                       11,532,143        259,029
                                                       -----------    -----------

NET LOSS                                               (11,532,143)      (259,029)
                                                       ===========    ===========

LOSS PER COMMON SHARE                                        (0.36)         (3.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    32,208,981         78,571

        Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

                  The accompanying notes are an integral part
                    of these unaudited financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)

                                                                  Period from January 27,     Period from January 27,
                                        Six Month Period Ended       2005 (inception)             2005 (inception)
                                             June 30, 2006         through June 30, 2005       through June 30, 2006
                                        ----------------------    -----------------------     -----------------------

REVENUES, net                                $     --                   $     --                   $     --
                                             -----------                -----------                -----------

OPERATING EXPENSES

         Professional fees                   15,134,949                    192,514                 15,600,254

         Technology license royalties              --                       22,917                    160,417

         Depreciation and amortization             --                         --                        3,811

         Other general and administrative     8,637,079                     76,154                  8,815,146
                                            -----------                -----------                -----------

         Total operating expenses            23,772,028                    291,585                 24,579,628
                                            -----------                -----------                -----------

NET LOSS                                    (23,772,028)                  (291,585)               (24,579,628)
                                            ===========                ===========                ===========


NET LOSS PER SHARE (BASIC & DILUTED)              (0.92)                     (3.71)                     (1.76)

WEIGHTED AVERAGE SHARES OUTSTANDING
 (BASIC & DILUTED)                           25,850,870                     78,517                 13,974,415


        Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

                   The accompanying notes are an integral part
                    of these unaudited financial statements.


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                          Period from
                                                                                          January 27,     Period from
                                                                                             2005       January 27, 2005
                                                                        Six Month Period   (inception)    (inception)
                                                                         Ended June 30,   through June  through June 30,
                                                                              2006          30, 2005         2006
                                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          (23,772,028)       (291,585)    (24,579,628)

Adjustments to reconcile net loss to cash used by operating activities:

         Expenses paid by note payable                                         125,000            --           125,000

         Depreciation and amortization                                            --              --             3,811

         Stock issued for services                                          23,279,583            --        23,279,583

Changes in certain assets and liabilities, net of divestiture

         Inventory                                                                --           (17,561)        (17,561)

         Other assets                                                             --            (2,087)         (2,087)

         Accounts payable and accrued expenses                                 152,905          83,612         297,895
                                                                          ------------    ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                      (214,540)       (227,621)       (904,528)
                                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                                     --           (38,952)        (38,952)

         Investment in Es3                                                        --           200,000            --
                                                                          ------------    ------------    ------------
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES
                                                                                  --           161,048         (38,952)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from convertible note-related party                             --              --           400,000
         Related party advances                                                214,540          94,200         543,480
                                                                          ------------    ------------    ------------
         CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           214,540          94,200         943,480
                                                                          ------------    ------------    ------------

Net increase (decrease) in cash & cash equivalents                        $       --      $     27,627    $       --

Cash & cash equivalents, beginning of period                              $       --      $       --      $       --
                                                                          ------------    ------------    ------------

Cash & cash equivalents, end of period                                    $       --      $     27,627    $       --
                                                                          ------------    ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                             $       --      $       --      $       --
                                                                          ------------    ------------    ------------

Income taxes paid                                                         $       --      $       --      $       --
                                                                          ------------    ------------    ------------

NON CASH TRANSACTIONS


Net liabilities assumed with recapitalization                             $       --      $       --      $    200,000

Divestiture of subsidiary to related party                                $       --      $       --      $    544,340

Stock issued for debt                                                     $       --      $       --      $    400,000


                   The accompanying notes are an integral part of these unaudited financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

B.       Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B , and generally accepted accounting principles for interim financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

C.       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.       Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.


E.       Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

F.       Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

G.         Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the period from inception through March 31, 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.


H.         Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statement on the financials.

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the `amortization method' or `fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and
(5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statement on the financials.

2.       Equity Transactions

A.       Issuance of Common Stock

In February 2005, the Company issued 8,380,000 shares of unregistered common stock at par value of $0.001 to founding stockholders without consideration, including 6,250,000 shares to Boston Equities Corporation (a related party).

In June 2005, the Company issued 800,000 shares of unregistered common stock at par value of $0.001 in exchange for the debt arising out of monies advanced to the Company in the amount of $400,000 by Boston Equities Corporation pursuant to a convertible debt agreement dated March 1, 2005. The terms of the convertible debt agreement allowed Boston Equities Corporation to convert its debt to shares of common stock at $.50 per share.

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

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Executive Officer and Director, Ross-Lyndon James, in accordance with the terms of the Management Employment Agreement.

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Financial Officer and Director, Brian Harcourt, in accordance with the terms of the Management Employment Agreement.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 3,500,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Monterosa Group Limited for consulting services.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,800,000 shares of the Company's common stock to Design, Inc., a related party, for consulting services.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,500,000 shares of the Company's common stock to Camden Holdings, Inc., a related party, for consulting services.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 1,800,000 shares of the Company's common stock to Summit Oil & Gas, a related party, for consulting services.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Bluefin, LLC for consulting services.

On June 16, 2006, we issued 375,000 shares each to John McDermit and John E. Havens, who currently serve on our advisory board.

B. Issuance of Warrants

The following table summarizes the warrants outstanding:



                                                                        Weighted
                                                                         Average    Aggregate
                                                        Warrants        Exercise     Intrinsic
                                                      outstanding        Price        Value
                                                    -----------------   ---------   -----------
                Outstanding, December 31, 2005             1,800,000       $0.67   $ 1,050,000
                Granted                                      600,000       $2.63
                Forfeited/Canceled                                -           -
                Exercised                                         -           -
                                                    -----------------
                Outstanding, June 30, 2006                 2,400,000       $1.16   $ 1,050,000
                                                    =================

The weighted average remaining contractual life of warrants outstanding is 3.8 years at June 30, 2006.

        Outstanding Warrants                                           Exercisable Warrants
-------------------------------------                   ---------------------------------------------------
  Range of Exercise      Number      Average Remaining      Average Exercise Price           Number
        Price                         Contractual Life
-------------------    ------------  ------------------    -------------------------    -----------------
      $0.67-$2.63        2,400,000        3.8 years                   $0.67                 1,800,000

The weighted-average assumptions used in estimating the fair value of warrants granted during the six-month period ended June 30, 2006, along with the weighted-average grant date fair values, were as follows.

Expected volatility                                             80%
Expected life in years                                     5 years
Risk free interest rate                                       5.07%
Dividend yield                                                   0%

During the six-month period ended June 30, 2006, the Company granted two warrants which expire five years from date of grant and are convertible into 300,000 shares of common stock at an exercise price of $2.63 per share to each of Brian Harcourt and Ross-Lyndon James in accordance with their respective Management Employment Agreements executed by and between them and the Company,
respectively.    The warrants
were granted on April 5, 2006 and vest 6 months after grant.

3.       Stock Based Compensation

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. As of June 30, 2006, no options to purchase the Company's common stock have been granted under the Plan.

4. Related Party Transactions

A.       Ross-Lyndon James

The following transaction took place between the Company and Ross-Lyndon James, the Company's Chief Executive Officer and Director: On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company' common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees.

B.       Brian Harcourt

The following transaction took place between the Company and Brian Harcourt, the Company's Chief Financial Officer and Director and parties related to Brian
Harcourt:

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

April 5, 2006, the Company entered into a consulting agreement with First Credit Holding Ltd ("First Credit") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the Company agreed to pay First Credit a fee of three million five hundred thousand (3,500,000) restricted shares of common stock. The fee is non-refundable and considered earned when the shares are delivered. The company is amortizing the expense over the period of the services. Brian Harcourt, one of our directors, is the controlling shareholder of First Credit. The shares of stock were issued in April 2006.

C.       Boston Equities Corporation

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which owns approximately 25% of the Company's outstanding and issued common stock:

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000)
restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. The agreement is for six months expiring in October, 2006. The Company has recorded $125,000 as prepaid expense for the cash paid. The Company is amortizing the expense over the period of the services.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement in exchange for the leasehold rights in 160 acres in the County of Custer, Oklahoma, the Company has agreed to pay Summitt consideration of seventy-seven thousand (77,000) restricted shares of the Company's common stock. The shares of stock have not been issued as of August 7, 2006. Additionally, there is excepted from the assignment and conveyance and reserved and retained in Summitt an overriding royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by Assignee from the sale of all gas and casinghead gasoline produced and sold under the lease.

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The
Note is due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note is due on December 31, 2006. No interest is payable on the note. At June 30, 2006, the advances outstanding were $455,560.

D. Non-related party transactions

On April 5, 2006, the Company retained the services of Monterosa Group Ltd ("Monterosa") for a period of three years for operational administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, shareholder communications and other business management services. Under the agreement, the Company agreed to pay a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock as compensation in lieu of cash. The fee is non-refundable and considered earned when the shares are delivered. The Company is amortizing the expense over the period of the services.

On April 5, 2006, the Company entered into a consulting agreement with BlueFin LLC ("BlueFin") to provide business development, investor relations services, introductions to qualified funding sources, introductions to oil and gas business prospects, and introductions to accredited investors. Under the terms of the agreement, the Company agreed to pay BlueFin a fee of seven hundred thousand (700,000) shares of the Company's restricted common stock. The fee is non-refundable and considered earned when the shares are delivered. The Company is amortizing the expense over the period of the services.

5.       Commitments and Contingencies

A.       Legal

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

6.       Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss since inception of $24,579,628, and had a stockholders' deficit at June 30, 2006 of $555,705.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. The Company acquired all of the outstanding capital stock of Es3 in July 2005 and subsequently divested its ownership effective October 1, 2005. At June 30, 2006, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its new plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. This plan of operating will include the acquiring of proven fields and the developing of these properties by commencing drilling operations. In order to maximize economies of scale and to leverage the knowledge and expertise of others, we will partner with third parties to exploit any such properties.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities, including a drilling fund to raise $5,000,000. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors. We have also been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors. 7. Subsequent Events.

On July 24, 2006, Ross-Lyndon James and Brian Harcourt effectively resigned as officers and directors of the Company. Ross Lyndon-James had served as the Company's Chief Executive Office and Brian Harcourt had served as the Company's Chief Financial Officer since the Merger of the Company and Es3 on or about July 19, 2005. Under the terms of the resignation, Mr. Harcourt and Mr. Lyndon-James will receive $50,000. cash each in exchange for relinquishing their rights in the termination shares under their respective Management Employment Agreements. As the warrants issued to Mr. Harcourt and Mr. Lyndon-James had not vested as of the effective date of their resignation, the warrants effectively expired on July 24, 2006.

The remaining director of the Company, William Courtney, appointed Samvel Petrossian as the Company's Chief Executive Officer and Chief Financial Officer. Mr. Petrossian was also appointed to serve on the Company's board of directors.

Under an agreement with the Company, Mr. Petrossian shall be paid a monthly salary of $5,000 for serving as an officer and director of the Company. At this time, he has not been granted options to acquire any of the Company's stock nor is he participating in any other equity-based compensation plan.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement, the Company agreed to pay Summitt seventy-seven thousand (77,000) restricted shares of the Company's common stock. After June 30, 2006, upon further discussion and negotiation between the parties, the number os shares issuable under the Agreement was modified to reflect the actual intent of the parties and the Company has a greed to issue an aggregate total of six hundred seventy-seven thousand (677,000) restricted shares to Summitt under the assignment agreement.

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

From January 27, 2005 (inception) to March 31, 2006, the Company has had $0 revenues, and a net operating loss of $24,579,628.

Plan of Operation

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. This plan of operating will include the acquiring of proven fields and the developing of these properties by commencing drilling operations. In order to maximize economies of scale and to leverage the knowledge and expertise of others, we will partner with third parties to exploit any such properties.

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


In April 2006 we executed an assignment of an oil and gas lease under which we acquired 100% of the leasehold rights to drill and otherwise exploit 160 acres of certain underlying oil and gas reserves located in the County of Custer, Oklahoma, which we acquired from Summitt for 77,000 restricted shares of our common stock and agreed to pay Summitt a royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by us from the sale of all gas and casinghead gasoline produced and sold under the lease. The leasehold interest is not developed and accordingly not currently producing oil or gas. Upon receiving the necessary capitalization, we intend to explore the development of this field.

In April 2006, we entered into a consulting agreement with BlueFin, Inc.("BlueFin"). BlueFin has been retained to provide business development, investor relations services, and introductions to qualified funding sources, introductions to oil and gas business prospects and introductions to accredited investors. By leveraging BlueFin's resources the Company anticipates that it will be able to find sources of capital to fund its operations in the oil and gas business.

In April 2006, we also entered into an agreement with Monterosa Group Limited ("Monterossa"). Monterossa has been retained to provide services including operation administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, and other business management services as the Company moves into the oil and gas business.

In April 2006, we also engaged Camden Holdings, Inc. ("Camden"), an entity experienced in the energy sector that will assist the Company in locating oil and gas opportunities for us. Camden's services include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. We have also been able to leverage our relationship with Camden to obtain short-term financing as needed.

In April 2006, we also engaged Design, Inc. ("Design"), an entity experienced in the energy sector that will assist the Company in financing the transactions introduced by Camden and our other consultants.

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

We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities, including a drilling fund to raise $5,000,000. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors. We have also been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

Estimated Funding Required During the Next Twelve Months:

-------------------------------------------- --------------- --- ---------------
Prospect Development & Seismic                $1,000,000      to    $5,000,000
-------------------------------------------- --------------- --- ---------------
Drilling & Development                        $2,500,000      to    $5,000,000
-------------------------------------------- --------------- --- ---------------
Offering Costs & Expenses                        $50,000      to       $50,000
-------------------------------------------- --------------- --- ---------------
General Corporate Expenses                      $100,000      to      $150,000
-------------------------------------------- --------------- --- ---------------
Working Capital                                 $700,000      to    $1,000,000
-------------------------------------------- --------------- --- ---------------
    Total                                     $4,350,000      to   $11,200,000
-------------------------------------------- --------------- --- ---------------

The minimum expenditures noted above will allow us to commence with acquiring, exploring and developing properties as well as commence drilling operations. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations Consistent with this change of our business, effective October 1, 2005 we sold all of the capital stock of Es3 to Liquid Stone Partners. A partner holding a minority interest in Liquid Stone Partnerships is also a director of the Company. We currently have one full-time employee. We will primarily rely on outside consultants and do not currently foresee any significant changes in the number of our employees.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended June 30, 2006, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 in May 2006, our auditor discovered numerous errors in our financial statements in our quarterly report for the period ended September 30, 2006 as disclosed in our form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2006. As of the period covered by this report, we believe that the material weaknesses no longer exist. The material weaknesses were primarily a result of our having no controller and no qualified personnel and as a result transactions were omitted, recorded incorrectly, or recorded without support.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures are designed to provide reasonable assurance of an entity achieving its disclosure objectives. Our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of the period covered by this report. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In May 2006, we remediated the material weakness in internal control over financial reporting by having our Chief Executive Officer and Chief Financial Officer review in detail all adjustments affecting the issuances of our securities, and we retained an outside consultant to make accounting entries.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ending June 30, 2006, we issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

in April 2006, we issued 1,800,000 shares of our common stock to our Chief Executive Officer in accordance with the terms of the Management Employment Agreement; in April 2006, we issued 1,800,000 shares of its unregistered common stock to our Chief Financial Officer in accordance with the terms of the Management Employment Agreement; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 3,500,000 shares of the Company's common stock to a related party, for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 700,000 shares of the Company's common stock to a third party for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 2,800,000 shares of the Company's common stock to a related party for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 2,500,000 shares of the Company's common stock to a related party for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 1,800,000 shares of the Company's common stock to a related party for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 3,500,000 shares of the Company's common stock to a third party for consulting services; in April 2006, in accordance with the terms of a Consulting Agreement, we issued 3,500,000 shares of the Company's common stock to a related party for consulting services; in June 2006, the Company issued 375,000 shares of the Company's common stock to an individual who is serving on our advisory board; and in June 2006, we issued 375,000 shares of our common stock to an individual who is serving on our advisory board.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

a) Exhibits.


------- -------- ---------------------------------------------------------------
        10.4     Consulting Agreement dated April 3, 2006 by and between Summitt
                 Oil and Gas, Inc. and Company  (previously  filed as an exhibit to our Form 8-K,  file no.  001-28911,  on April 5,  2006,  and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.5     Management  Employment  Agreement  dated  April 3,  2006 by and between Ross Lyndon James and the Company  (previously filed as an exhibit  to our Form 8-K,  file no.  001-28911,  on April 5,
                 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.6     Management  Employment  Agreement  dated  April 3,  2006 by and between Brian Harcourt and the Company  (previously filed as an exhibit to our Form 8-K, file no. 001-28911,  on April 5, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.7     2006 Employee Stock Option Plan (previously filed as an exhibit to the  Company's  Form 8-K,  file no.  001-28911,  on April 5,
                 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.8     Consulting  Agreement  by and  between us and Camden  Holdings,
                 Inc. dated January 8, 2006  (previously  filed as an exhibit to our Form  10-KSB/A,  file no.  001-28911,  on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.9     Consulting  Agreement by and between us and Design,  Inc. dated
                 January  8, 2006  (previously  filed as an  exhibit to our Form
                 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.10    Stock Purchase  Agreement  between us and Liquid Stone Partners dated April 4, 2006 (previously filed as an exhibit to our Form
                 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.11    Amended  Assignment of leasehold  rights between us and Summitt
                 Holdings,  Inc.  dated  April 4, 2006  (previously  filed as an exhibit to our Form 10-KSB/A,  file no.  001-28911,  on June 8,
                 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.12    Consulting Agreement between us and Credit First Holdings, Inc.
                 dated April 5, 2006(previously  filed as an exhibit to our Form
                 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.13    Promissory note executed by us to repay Camden  Holdings,  Inc.
                 dated  April 25,  2006  (previously  filed as an exhibit to our
                 Form  10-KSB/A,  file  no.  001-28911,  on  June 8,  2006,  and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.14    Promissory note executed by us to repay Camden  Holdings,  Inc.
                 dated June 8, 2006, attached hereto.
------- -------- ---------------------------------------------------------------
31      31.1     Certification by Samvel Petrossian, Chief Executive Officer, as
                 required  under  Section  302 of  Sarbannes-Oxley  Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------

------- -------- ---------------------------------------------------------------
        31.2     Certification by Samvel Petrossian, Chief Financial Officer, as
                 required under Section 302 of the  Sarbannes-Oxley Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------
32      32.1     Certification as required under Section 906 of  Sarbannes-Oxley
                 Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------

(b) Reports on Form 8-K.

On April 6, 2006, we filed a report on Form 8-K with respect to Item 1.01 Entry Into a Material Definitive Agreement, and Item 7.01 Regulation FD Disclosure.

On June 14, 2006, we filed a report on Form 8-K with respect to Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: August 16, 2006


By:  /s/ SAMVEL PETROSSIAN
-------------------------------------
Samvel Petrossian
Chief Executive Officer