Form 10QSB
period 2006-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2006-11-20
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X]

As of November 14, 2006, 44,317,759 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2006


                                 C O N T E N T S

Consolidated Balance Sheet (Unaudited) as of September 30, 2006              F-3

Consolidated Statements of Operations (Unaudited)
For the three month and nine month periods ended September 30, 2006
  and 2005                                                                   F-4

Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2006 and 2005                 F-5

Notes to Consolidated Financial Statements (Unaudited)                       F-7

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                   ASSETS
Current assets:
    Cash & cash equivalents                                        $        201
                                                                   ------------

Investment in Custer Leasehold                                           46,667
                                                                   ------------

             Total assets                                          $     46,868
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                          $    458,665
    Shares to be issued                                               5,000,000
                                                                   ------------
             Total current liabilities                                5,458,665

Notes payable to affiliate                                              490,540
                                                                   ------------
             Total liabilities                                        5,949,205

Stockholders' Deficit:
    Common Stock, $.001 par value, 100,000,000 shares
         authorized, 44,267,759 issued and outstanding                   44,268
    Additional paid in capital                                       39,463,772
    Prepaid consulting                                              (10,327,556)
    Accumulated deficit                                             (35,082,821)
                                                                   ------------
             Total stockholders' deficit                             (5,902,337)
                                                                   ------------

                     Total liabilities and stockholders' deficit   $     46,868
                                                                   ============


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATION
          FOR THE THREE MONTH PERIODS ENED SEPTEMBER 30, 2006 AND 2005,
                 AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
           AND FROM JANUARY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
         AND THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO
                         SEPTEMBER 30, 2006 (UNAUDITED)

                                                                                                     Period from    The Cummulative
                                                                                                   January 27, 2005   Period from
                                                                                      Nine Month      (inception)     (inception)
                                                      Three Month Periods Ended      Period Ended      through         through
                                                            September 30,            September 30,   September 30,   September 30,
                                                         2006            2005            2006            2005            2006
                                                     ------------    ------------    ------------    ------------    ------------
NET REVENUE                                          $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES
       Professional fees                                5,029,540         209,530      20,164,489         402,044      20,629,794
       Technology license royalties                            --         137,500              --         160,417         160,417
       Depreciation and amortization                           --           3,811              --           3,811           3,811
       Other general and administrative                   523,653         101,915      14,110,732         178,068      14,288,799
                                                     ------------    ------------    ------------    ------------    ------------
              Total operating expenses                  5,553,193         452,756      34,275,221         744,340      35,082,821
                                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                                             $ (5,553,193)   $   (452,756)   $(34,275,221)   $   (744,340)   $(35,082,821)
                                                     ============    ============    ============    ============    ============

LOSS PER SHARE - BASIC & DILUTED                     $      (0.15)   $      (0.02)   $      (1.15)   $      (0.06)   $      (1.81)
                                                     ============    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC & DILUTED                                      37,947,302      18,908,990      29,904,034      12,858,207      19,336,599
                                                      ============    ============    ============    ============    ============


Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
     AND THE PERIODS FROM JANUARY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
         AND THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                               The Cummulative
                                                                           Period from           Period from
                                                        Nine Month      January 27, 2005      January 27, 2005
                                                       Period Ended    (inception) through   (inception) through
                                                       September 30,      September 30,         September 30,
                                                            2006               2005                  2006
                                                       -------------   -------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                         $ (34,275,221)  $          (744,340)  $       (35,082,821)
Adjustments to reconcile net loss to cash used by
  operating activities:
      Depreciation                                                --                 3,811                 3,811
      Amortization on Investment in Custer Leasehold           9,333                    --                 9,333
      Stock issued for services                           38,707,700                    --            38,707,700
      Shares to be issued                                  5,000,000                    --             5,000,000
Decrease in current assets, net of divestiture:
      Inventory                                                   --               (29,102)              (29,102)
      Prepaid assets                                     (10,327,556)                   --           (10,327,556)
      Other assets                                                --                (2,087)               (2,087)
      Accounts payable and accrued expenses                  395,405                81,729               540,395
                                                       -------------   -------------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES:                      (490,339)             (689,988)           (1,180,327)
                                                       -------------   -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                        --               (38,952)              (38,952)
                                                       -------------   -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from convertible note- related party               --               400,000               400,000
      Proceeds from related party advances                   490,540               328,940               819,480
                                                       -------------   -------------------   -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    490,540               728,940             1,219,480
                                                       -------------   -------------------   -------------------

NET INCREASE IN CASH &CASH EQUIVALENTS                           201                    --                   201
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD                       --                    --                    --
                                                       -------------   -------------------   -------------------
CASH &CASH EQUIVALENTS, END OF PERIOD                  $         201   $                --   $               201
                                                       =============   ===================   ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                    $          --   $                --   $                --
                                                       =============   ===================   ===================
      Income taxes paid                                $          --   $                --   $                --
                                                       =============   ===================   ===================

NON CASH TRANSACTIONS
      Net liabilities assumed with recapitalization    $          --   $                --   $           200,000
                                                       =============   ===================   ===================
      Divestiture of subsidiary to related party       $          --   $                --   $           544,340
                                                       =============   ===================   ===================
      Common stock issued for debt                     $          --   $                --   $           400,000
                                                       =============   ===================   ===================
      Common stock issued for acquiring Custer
        Leasehold (677,000 shares used)                $          --   $                --   $           406,200
                                                       =============   ===================   ===================

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                                     Deficit
                                                                                                   accumulated
                                                      Common     Additional                        during the           Total
                                                       stock      paid in          Prepaid         development      stockholder's
                                          Shares      Amount      capital         Consulting          stage        equity/(deficit)
                                        -----------   -------   ------------    --------------    -------------    ----------------

Balance, January 27, 2005 (inception)   $        --   $    --   $         --                      $          --    $             --

Founder's stock issued                    8,380,000     8,380         (8,380)               --               --                  --
Stock issue for debt                        800,000       800        399,200                --               --             400,000
Shares issued for license agreement       8,618,750     8,619         (8,619)               --               --                  --
Effect of reverse merger                  1,384,009     1,384       (201,384)                                --            (200,000)
Divestiture of subsidiary to
  related party                                  --        --        544,340                                 --             544,340
Net loss for the year                            --        --             --                --         (807,600)           (807,600)
                                        -----------   -------   ------------    --------------    -------------    ----------------

Balance, December 31, 2005               19,182,759    19,183        725,157                --         (807,600) #          (63,260)
                                                                                                             --
Shares issued for employment              3,800,000     3,800      7,456,200                --               --           7,460,000
Shares issued for services               20,608,000    20,608     30,876,892       (10,327,556)              --          20,569,944
Shares issued for lease agreement           677,000       677        405,523                --         (350,200)             56,000
Net loss for the nine month period
  ended September 30, 2006                       --        --             --                --      (33,925,021)        (33,925,021)
                                        -----------   -------   ------------    --------------    -------------    ----------------
Balance, September 30, 2006              44,267,759   $44,268   $ 39,463,772    $  (10,327,556)   $ (35,082,821)   $     (5,902,337)
                                        ===========   =======   ============    ==============    =============    ================


              The accompanying notes are an integral part of these
                   unaudited consolidated financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

B.    Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B , and generally accepted accounting principles for interim financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

G.    Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the period from inception through September 30, 2006, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations. In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.    Requires  all  separately   recognized   servicing  assets  and  servicing
      liabilities to be initially measured at fair value, if practicable.

3.    Permits  an  entity  to  choose   `Amortization   method'  or  Fair  value
      measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In August, 2006, in accordance with an agreement between the parties, the Company issued 677,000 shares of the Company's common stock to Summitt Oil & Gas, a related party due to common major shareholder, to acquire certain lease rights. The shares were valued at $56,000, which is the historical cost of the lease rights, and are being amortized over three years, the term of the lease agreement. The Company amortized $9,333 of expense in connection with this transaction during the six months ended September 30, 2006.

In August, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,800,000 shares of its common stock to Summitt Ventures, an affiliate of the Company. Also, in September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 2,700,000 shares of its common stock to Summitt Ventures, under the Company's 2006-1 Consultant and Employee Services Plan. These share issuances represent prepaid consulting services for the period from July 15, 2006 through January 15, 2007 and the expense has been amortized over six months. Accordingly, $1,380,000 of this expense was amortized during the three month period ended September 30, 2006.

In August, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 209,000 shares of its common stock to Catalyst Consulting, Inc. In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued an additional 209,000 shares of its common stock to Catalyst Consulting, Inc., under the Company's 2006-1 Consultant and Employee Services Plan. These shares issuances represent prepaid consulting services for the period of July 1, 2006 through December 31, 2006 and the expense will be amortized over six months. Accordingly, the Company amortized $104,500 of this expense during the quarter ended September 30, 2006.

On August 17, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc. In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc., under the Company's 2006-1 Consultant and Employee Services Plan. This share issuance represents prepaid consulting expense for the period from September 2, 2006 through February 2, 2007 with this expense to be amortized over 18 months. The Company also agrees to pay Ramp a cash payment of $215,000 which was not paid as of September 30, 2006 so this expense has been accrued. In connection with this transaction, the Company amortized expense of $27,778 during the quarter ended September 30, 2006.

In August, 2006, the Company adopted the 2006-1 Consultant and Employee Services Plan wherein the Company registered 3,800,000 shares of its common stock for issuance to consultants and employees of the Company.

During the three month period ended September 30, 2006, totaling 940,000 shares of common stock were issued under the Company's 2006-1 Consultant and Employee Services Plan

The Company issued 200,000 shares of its common stock to its former president, Samvel Petrossian, in September, 2006 as compensation for services, pursuant to an employment agreement. Mr. Petrossian resigned in November, 2006.

B.    Issuance of Warrants

The following table summarizes the warrants outstanding:

                                                Weighted
                                                Average     Aggregate
                                   Warrants     Exercise    Intrinsic
                                  outstanding    Price        Value
                                  -----------   --------   -----------

Outstanding, December 31, 2005      1,800,000   $   0.67   $ 2,400,000
Granted                               600,000   $   2.63
Forfeited/Canceled                    600,000   $   2.63
Exercised                                  --                       --
                                  -----------
Outstanding, September 30, 2006     1,200,000   $   0.67   $        --
                                  ===========


The weighted average remaining contractual life of warrants outstanding is 3.56 years at September 30, 2006.

   Outstanding Warrants                                  Exercisable Warrants
--------------------------                       ----------------------------------
Range of                     Average Remaining
Exercise Price     Number    Contractual Life    Average Exercise Price     Number
--------------   ---------   -----------------   ----------------------   ---------
$0.67            1,800,000          3.56 years           $0.67            1,800,000


During the nine-month period ended September 30, 2006, the Company granted two warrants which expire five years from date of grant and are convertible into 300,000 shares of common stock at an exercise price of $2.63 per share to each of Brian Harcourt and Ross-Lyndon James in accordance with their respective Management Employment Agreements executed by and between them and the Company, respectively. The warrants were granted on April 5, 2006 and vest 6 months after grant. These warrants expired on the resignation of the employees in July, 2006.

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

In August, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 3,800,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of September 30, 2006, a total of 3,749,000 shares had been issued and granted under the Consultants Plan.

4.    Related Party Transactions

A.    Ross-Lyndon James

The following transaction took place between the Company and Ross-Lyndon James, the Company's former Chief Executive Officer and Director: On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company' common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees.

B.    Brian Harcourt

The following transaction took place between the Company and Brian Harcourt, the Company's former Chief Financial Officer and Director and parties related to Brian Harcourt:

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

On July 24, 2006, Ross-Lyndon James and Brian Harcourt effectively resigned as officers and directors of the Company. Ross Lyndon-James had served as the Company's Chief Executive Office and Brian Harcourt had served as the Company's Chief Financial Officer since the Merger of the Company and Es3 on or about July 19, 2005. Under the terms of the resignation, Mr. Harcourt and Mr. Lyndon-James will receive $50,000 cash each in exchange for relinquishing their rights in the termination shares under their respective Management Employment Agreements. As the warrants issued to Mr. Harcourt and Mr. Lyndon-James had not vested as of the effective date of their resignation, the warrants effectively expired on July 24, 2006.

C.    First Credit Holding Ltd.

On April 5, 2006, the Company entered into a consulting agreement with First Credit Holding Ltd ("First Credit") to provide business management services and advice as it relates to the Company's future. Under the terms of the agreement, the Company agreed to pay First Credit a fee of three million five hundred thousand (3,500,000) restricted shares of common stock. The fee is non-refundable and considered earned when the shares are delivered. The company is amortizing the expense over the period of the services. Brian Harcourt, one of our directors, is the controlling shareholder of First Credit. The shares of stock were issued in April 2006.

D.    Boston Equities Corporation

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which owns approximately 25% of the Company's outstanding and issued common stock:

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000)
restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. The agreement is for six months expiring in October, 2006. The Company has fully amortized the prepaid expense for the cash paid for the period ended September 30, 2006.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement in exchange for the leasehold rights in 160 acres in the County of Custer, Oklahoma, the Company has agreed to pay Summitt consideration of six hundred and seventy-seven thousand (677,000) restricted shares of the Company's common stock. The shares of stock have been issued on August 22, 2006. Additionally, there is excepted from the assignment and conveyance and reserved and retained in Summitt an overriding royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by Assignee from the sale of all gas and casing head gasoline produced and sold under the lease.

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The
Note is due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note is due on December 31, 2006. No interest is payable on the note. At September 30, 2006, the advances outstanding were $490,540.

In August, 2006, in accordance with an agreement between the parties, the Company issued 677,000 shares of the Company's common stock to Summitt Oil & Gas, a related party due to common major shareholder, to acquire certain lease rights. The shares were valued at $56,000, which is the historical cost of the lease rights, and are being amortized over three years, the term of the lease agreement. The Company amortized $9,333 of expense in connection with this transaction during the six months ended September 30, 2006.

In August, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,800,000 shares of its common stock to Summitt Ventures, an affiliate of the Company. Also, in September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 2,700,000 shares of its common stock to Summitt Ventures, under the Company's 2006-1 Consultant and Employee Services Plan. These share issuances represent prepaid consulting services for the period from July 15, 2006 through January 15, 2007 and the expense has been amortized over six months. Accordingly, $1,380,000 of this expense was amortized during the three month period ended September 30, 2006

5.    Commitments and Contingencies

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

6.    Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss since inception of $35,082,821, and had a stockholders' deficit at September 30, 2006 of $5,902,337.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. The Company acquired all of the outstanding capital stock of Es3 in July 2005 and subsequently divested its ownership effective October 1, 2005. At September 30, 2006, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its new plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

From January 27, 2005 (inception) to September 30, 2006, the Company has had $0 revenues, and a net operating loss of $35,082,821.

Plan of Operation

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production,mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. This plan of operating will include the acquiring of proven fields and the developing of these properties by commencing drilling operations. In order to maximize economies of scale and to leverage the knowledge and expertise of others, we will partner with third parties to exploit any such properties.

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

In April 2006 we executed an assignment of an oil and gas lease under which we acquired 100% of the leasehold rights to drill and otherwise exploit 160 acres of certain underlying oil and gas reserves located in the County of Custer, Oklahoma, which we acquired from Summitt for 677,000 restricted shares of our common stock and agreed to pay Summitt a royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by us from the sale of all gas and casinghead gasoline produced and sold under the lease. The leasehold interest is not developed and accordingly not currently producing oil or gas. Upon receiving the necessary capitalization, we intend to explore the development of this field. During the quarter ended September 30, 2006, the Company issued 677,000 of its common stock to Summitt and recorded an expense of $9,333 in connection with this agreement during the quarter.

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

In April 2006, we also engaged Camden Holdings, Inc. ("Camden"), an entity experienced in the energy sector that will assist the Company in locating oil and gas opportunities for us. Camden's services include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. We have also been able to leverage our relationship with Camden to obtain short-term financing as needed. Camden has also agreed to advance sums to the Company to assist in funding its operations over the short-term. As of September 30, 2006, Camden has advanced the Company the sum of $490,540.

In April 2006, we also engaged Design, Inc. ("Design"), an entity experienced in the energy sector that will assist the Company in financing the transactions introduced by Camden and our other consultants.

In July, 2006, the Company entered into a Consulting Agreement with Summitt Ventures Inc. ("SVI") for three months which required the Company to issue 2,800,000 of its common stock to SVI for services to be provided to the Company including business management services and related services. These shares were issued in August, 2006. In September, 2006, the Company entered into another agreement with SVI under the same terms and conditions as the original agreement. The Company issued 2,700,000 shares to SVI in September, 2006.

In July, 2006, the Company entered into a Consulting Agreement with Catalyst Consulting Partners, LLC to provide the Company with business consulting services in exchange for the issuance of 418,000 shares of the Company's common stock. These shares were issued during the quarter ended September 30, 2006.

In September, 2006, the Company entered into a Services Agreement with Rhone Alternative Marketing Partners ("RAMP) for marketing and public relations services in exchange for the issuance of 1,000,000 shares of the Company's common stock. These shares were issued during the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, the Company compensated certain third party individuals who provided services to the Company. In August and September, 2006, 200,000 shares were issued for services. In September, 2006, an additional 740,000 shares were issued to consultants for services under the Company's 2006-1 Consultants and Employees Services Plan. This Plan was adopted in September, 2006 and reserved 3,800,000 shares of the Company's common stock to consultants and employees, which shares were registered in September, 2006. During the quarter ended September 30, 2006, 3,749,000 shares were issued under the Plan.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period ended September 30, 2006, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 in May 2006, our auditor discovered numerous errors in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2006. As of the period covered by this report, we believe that the material weaknesses no longer exist. The material weaknesses were primarily a result of our having no controller and no qualified personnel and as a result transactions were omitted, recorded incorrectly, or recorded without support.

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

In May 2006, we remedied the material weakness in internal control over financial reporting by having our Chief Executive Officer and Chief Financial Officer review in detail all adjustments affecting the issuances of our securities, and we retained an outside consultant to make accounting entries.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ending September 30, 2006, we issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

In August 2006, we issued 100,000 shares of our common stock to a consultant in accordance with the terms of a consulting agreement; in August, 2006, we issued 209,000 shares of our unregistered common stock to a consultant in accordance with the terms of the consulting agreement; in August 2006, we issued 500,000 shares of our common stock to a consultant in accordance with the terms of a consulting agreement; in August 2006, in accordance with the terms of a Consulting Agreement, we issued 2,800,000 shares of the Company's common stock to a related party, for consulting services; in August 2006, in accordance with the terms of the Lease Agreement, we issued 677,000 shares of the Company's common stock to a related party for the lease; in August 2006, we issued 100,000 shares of our common stock to a consultant in accordance with the terms of a consulting agreement; in September, 2006, in accordance with the terms of a Consulting Agreement, we issued 400,000 shares of the Company's common stock to a unrelated party for consulting services; in September 2006, the Company issued 200,000 shares of the Company's common stock to its former president as compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company's CEO and CFO resigned in November, 2006 and was replaced by Jon Carlson, who was also appointed to the Board of Directors to replace Samvel Petrossian.

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

------- -------- ---------------------------------------------------------------
        10.13    Promissory note executed by us to repay Camden  Holdings,  Inc.
                 dated  April 25,  2006  (previously  filed as an exhibit to our
                 Form  10-KSB/A,  file  no.  001-28911,  on  June 8,  2006,  and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.14    Promissory note executed by us to repay Camden  Holdings,  Inc.
                 dated June 8, 2006 (previously filed and incorporated herein by reference)
------- -------- ---------------------------------------------------------------
31      31.1     Certification by Jon Carlson, Chief Executive Officer, as
                 required  under  Section  302 of  Sarbannes-Oxley  Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------
        31.2     Certification  by Jon  Carlson,  Chief  Financial  Officer,  as
                 required under Section 302 of the  Sarbannes-Oxley Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------
32      32.1     Certification as required under Section 906 of Sarbannes-Oxley
                 Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------

(b) Reports on Form 8-K.

No reports on Form 8-K were filed for the quarter ended September 30, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: November 18, 2006

By:  /s/ Jon Carlson
-------------------------------------
Jon Carlson
Chief Executive Officer