Form 10KSB/A
period 2005-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-06
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          Commission File No. 001-28911

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Colorado                                                91-1869677
  (STATE OR JURISDICTION OF                                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

          1660 Union Street, Suite 200, San Diego, CA 92101 (ADDRESS OF
                          PRINCIPAL EXECUTIVE OFFICES)

                                  619/398-8470
                           (ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.|_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes |X| No |_|

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

As of May 16, 2006, the issuer had 34,782,759 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

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

Fiscal Year Ending December 2004    HIGH    LOW
---------------------------------   ----   ----
Quarter Ending March 31, 2004       6.00   2.00
Quarter Ending June 30, 2004        8.00   3.00
Quarter Ending September 30, 2004   5.00   1.00
Quarter Ending December 31, 2004    3.15   1.10

Fiscal Year Ending December 2005    HIGH    LOW
---------------------------------   ----   ----
Quarter Ending March 31, 2005       3.15   2.50
Quarter Ending June 30, 2005        3.00   1.50
Quarter Ending September 30, 2005   2.50   2.05
Quarter Ending December 31, 2005    2.25   1.50

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

Estimated Funding Required During the Next Twelve Months:

Prospect Development & Seismic $ 1,000,000 to $ 5,000,000
Drilling & Development $ 2,500,000 to $ 5,000,000
Offering Costs & Expenses $ 50,000 to $ 50,000
General Corporate Expenses $ 100,000 to $ 150,000
Working Capital $ 700,000 to $ 1,000,000
Total $ 4,350,000 to $ 11,200,000

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

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2005 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures are designed to provide reasonable assurance of any entity achieving its disclosure objectives. Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as the fiscal year ended December 31, 2005 and the Company has since implemented disclosure controls and procedures to ensure that the Company has the proper disclosure controls and procedures to keep this from happening again. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

In May, 2006, we remediated the material weakness in internal control over financial reporting by having our Chief Executive Officer and Chief Financial Officer review in detail all adjustments affecting the issuances of our securities and we retained an outside consultant to make accounting entries.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act. Identification of Directors and Executive Officers of the Company Our current officers and directors consist of the following persons:

NAME                AGE       OFFICE       SINCE
-----------------   ---   --------------   -----
Ross Lyndon-James    59   Chairman, CEO,    2005
Brian Harcourt       60   Director, CFO     2005
William Courtney     63   Director          2005

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

                                        NUMBER OF SHARES        PERCENT
NAME AND ADDRESS                       OWNED BENEFICIALLY   OF SHARES OWNED
------------------------------------   ------------------   ----------------
Boston Equities Corporation(3)(6)           9,007,503            25.90%
1660 Union Street
San Diego, CA 90802

William Courtney(*)(6)                        575,000             1.65%
1660 Union Street
San Diego, CA 90802

Credit First Holdings Limited(4)            3,500,000            10.06%
Villa Zimmerman, Number 1
Ta'Xbiex Terrace
Ta'Xbiex Malta
Entity # C 37425 Malta

Morley Family Investments, LLC              2,258,750             6.49%
20 Boulder Crescent, 2nd Floor
Colorado Springs, CO 80903

Ross Lyndon-James(*)(1)                     2,100,000             6.04%
1660 Union Street
San Diego, CA 90802

Brian Harcourt(*)(2)                        2,100,000             6.04%
1660 Union Street
San Diego, CA 90802

Design Inc(3)                               2,800,000             8.05%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212

Camden Holdings Inc(3)                      2,500,000             7.19%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212

Summitt Oil & Gas(3)                        1,800,000             5.17%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212

ALL DIRECTORS AND EXECUTIVE OFFICERS        8,275,000            23.79%

AS A GROUP (THREE PERSONS)(5)

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

     10.10 Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006, attached hereto.

     10.11 Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006, attached hereto.

     10.12 Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006, attached hereto

     10.13 Promissory note executed between us and Camden Holdings dated April 25, 2006, attached hereto.

14   14.1    Code of Ethics, attached hereto.

23   23.1    Consent of Independent Certified Public Accountants, attached hereto.

31   31.1    Certification by Ross Lyndon-James, Chief Executive Officer, as
             required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

     31.2 Certification by Brian Harcourt, Chief Financial Officer, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

32   32.1    Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K:

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

                                        National Healthcare Technology, Inc.


                                        By: /s/ Jon Carlson
                                            -------------------------------
                                            Jon Carlson,
                                            Chief Executive Officer

                                        Dated: February 20, 2007

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        /s/ Jon Carlson
                                        -------------------------------
                                        Jon Carlson,
                                        CEO, CFO, Director

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

                                    CONTENTS

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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
May 19, 2005

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Assets 0

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Current Liabilities
    Accounts Payable                                       63,260
                                                         --------
  Total Current Liabilities                                63,260
Commitments and Contingencies
Stockholders' Deficit
    Preferred Stock, $.01 par value, 10,000,000 shares
      authorized, none issued and outstanding                  --
    Common Stock, $.001 par value, 100,000,000 shares
      authorized, 19,182,759 shares issued
      and outstanding                                      19,183
    Additional paid in Capital                            752,157
    Deficit accumulated during development stage         (807,600)
                                                         --------
  Total Stockholders' Deficit                             (63,260)
                                                         --------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             0
                                                         ========

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

Revenues:                              $        --
Operating Expenses:
  Professional fees                        465,304
  Technology license royalties             160,417
  Depreciation and amortization              3,811
  Other General & administrative           178,068
                                       -----------
    Total Operating Expenses               807,600
                                       -----------
  Net Loss                                (807,600)
                                       -----------
Net loss per share, basic and fully
  diluted                              $      (.06)
                                       ===========
Weighted average shares of common
  stock outstanding, basic and fully
  diluted                               14,579,683
                                       ===========

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                DECEMBER 31, 2005

                                           Common Stock       Additional
                                       --------------------     paid in    Accumulated
                                         Shares      Amount     capital      deficit       Total
                                       ----------   -------   ----------   -----------   ---------
Balance January 27, 2005 (inception)           --   $    --    $      --    $      --    $      --
Founders stock issued                   8,380,000     8,380       (8,380)          --           --
Stock issued for debt                     800,000       800      399,200           --      400,000
Stock issued for license agreement      8,618,750     8,619       (8,619)          --           --
Effect of reverse merger                1,384,009     1,384     (201,384)          --     (200,000)
Divestiture of subsidiary
  to related party                             --        --      544,340           --      544,340
Net (Loss)                                     --        --           --     (807,600)    (807,600)
                                       ----------   -------    ---------    ---------    ---------
Balance December 31, 2005              19,182,759   $19,183    $ 725,157    ($263,260)    ($63,260)
                                       ==========   =======    =========    =========    =========

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

3. Income Taxes

Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $274,584 and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future. The cumulative net operating loss carry forward is $807,600 and will expire in the year 2012.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

4. Disposition of Es3

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

A summary of the warrant activity for the period ended December 31, 2005 is as follows:

                                                            Weighted Average
                                         Number of Shares    Exercise Price
                                         ----------------   ----------------
Outstanding at beginning of the period              --               --
Issued                                       1,800,000            $0.67
Cancelled, Forfeited or expired                     --               --
Outstanding at December 31, 2005             1,800,000            $0.67
Exercisable at December 31, 2005             1,800,000            $0.67

                       Outstanding                   Exercisable
                 -----------------------   ------------------------------
                               Weighted
                               Average
                              Remaining
                             Contractual
   Exercise      Number of       life         Number     Weighted Average
     Price        Warrants     (Years)     Exercisable    Exercise Price
--------------   ---------   -----------   -----------   ----------------
     $0.70       1,200,000       4.5        1,200,000          $0.70
     $0.60         600,000       4.0          600,000          $0.60

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

A summary of the option activity for the period ended December 31, 2005 is as follows:

                                                            Weighted Average
                                         Number of Shares    Exercise Price
                                         ----------------   ----------------
Outstanding at beginning of the period             --               --
Issued                                        100,000            $0.70
Cancelled, Forfeited or expired                    --               --
Outstanding at December 31, 2005              100,000            $0.70
Exercisable at December 31, 2005               16,667            $0.70

                 Outstanding                   Exercisable
           -----------------------   ------------------------------
                         Weighted
                         Average
                        Remaining
                       Contractual
Exercise   Number of       life         Number     Weighted Average
  Price     Options      (Years)     Exercisable    Exercise Price
--------   ---------   -----------   -----------   ----------------
  $0.70     100,000        9.5          16,667           $0.70

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