Form 10QSB/A
period 2006-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-06
CIK 1024626

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

                        Commission file number 01-28911.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                             91-1869677
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

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    CONTENTS

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS

Assets $ --

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Current Liabilities
  Accounts Payable                                      $    113,145
                                                        ------------

  Total Current Liabilities                                  113,145

Stockholders' Deficit
  Preferred Stock, $0.01 par value, 10,000,000 shares
    authorized, none issued and outstanding                       --
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 19,182,759 issued and outstanding             19,183
  Additional paid in Capital                              12,915,157
  Deficit accumulated during development stage           (13,047,485)
                                                        ------------

  Total Stockholders' Deficit                               (113,145)
                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $         --
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

                                                                                Period from        Period from
                                                                             January 27, 2005   January 27, 2005
                                                                                (inception)        (inception)
                                                        Three Months Ended       through            through
                                                          March 31, 2006      March 31, 2005     March 31, 2006
                                                        ------------------   ----------------   ----------------
REVENUES
COST OF GOODS SOLD                                                   --                  --                --
Gross profit                                                         --                  --                --

OPERATING EXPENSES:
  Professional fees                                        $ 12,230,750        $     16,762      $ 12,696,054
  Technology license royalties                                       --                  --           160,417
  Depreciation and amortization                                      --                  --             3,811
  Other general and administrative                                9,135              15,794           187,203
                                                           ------------        ------------      ------------
  Total operating expenses                                   12,239,885              32,556        13,047,485

NET LOSS                                                   $(12,239,885)       $    (32,556)     $ (13,047,485)
                                                           ============        ============      =============

LOSS PER COMMON SHARE, SHARE, BASIC AND DILUTED            $      (0.64)       $      (0.00)     $       (0.84)
                                                           ============        ============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                          19,182,759           8,380,000         15,547,619

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND FROM JANUARY 27, 2005 (INCEPTION)
                           TO MARCH 31, 2006 AND 2005
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                              $(12,239,885)  $(32,556)  $ (13,047,485)

Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                   --         --           3,811
    Stock issued for services                                               12,190,000         --      12,190,000
Changes in certain assets and liabilities, net of divestiture
  Inventory                                                                         --         --         (29,102)
  Other assets                                                                      --         --          (2,087)
  Accounts payable and accrued expenses                                         49,885      8,702         194,875
                                                                          ------------   --------   -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                             --    (23,854)       (689,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              --     (3,446)        (38,952)
                                                                          ------------   --------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                             --     (3,446)        (38,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible note - related party                                    --         --         400,000
  Related party advances                                                            --     27,300         328,940
                                                                          ------------   --------   -------------

CASH FLOWS FROM PROVIDED BYFINANCING
  ACTIVITIES                                                                        --     27,300         728,940
                                                                          ------------   --------   -------------

Net increase (decrease) in cash                                                     --         --              --
Cash, beginning of the period                                                       --         --              --
                                                                          ------------   --------   -------------
Cash, end of the year                                                     $         --   $     --   $          --
                                                                          ============   ========   =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                       --         --              --
Income taxes paid                                                                   --         --              --

NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization                             $         --   $     --   $     200,000
Divestitute of subsidiary to related party                                $         --   $     --   $     544,340
Common stock issued for debt                                              $         --   $     --   $     400,000

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

Estimated Funding Required During the Next Twelve Months:

Prospect Development & Seismic $1,000,000 to $5,000,000
Drilling & Development $2,500,000 to $5,000,000
Offering Costs & Expenses $50,000 to $50,000
General Corporate Expenses $100,000 to $150,000
Working Capital $700,000 to $1,000,000
Total $4,350,000 to $11,200,000

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended March 31, 2006 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support. The Company believes that its controls and procedures were effective for the period ended March 31, 2006.

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

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer, which occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
            dated January 8, 2006 (previously filed as an exhibit to the Company's Form 10-KSB, file no. 001-28911, on May 22, 2006, and incorporated herein by reference.).

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

NATIONAL HEALTHCARE TECHNOLOGY, INC.

                                          Date: February 20, 2007


                                          By:  /s/ JON CARLSON
                                              ----------------------------------
                                              Jon Carlson
                                              Chief Executive Officer