Form 10QSB/A
period 2006-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-06
CIK 1024626

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

Item 1. Financial Statements

Microsoft Word 11.0.6568;

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

                                    CONTENTS

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Month Period
                                                           Ended June 30,
                                                       -----------------------
                                                          2006          2005
                                                       -----------   ---------
REVENUES, net                                          $      --     $    --
                                                       -----------   ---------
OPERATING EXPENSES
  Professional fees                                      2,904,199     175,752
  Technology license royalties                                --        22,917
  Other general and administrative                       8,627,944      60,360
                                                       -----------   ---------
  Total operating expenses                              11,532,143     259,029
                                                       -----------   ---------
NET LOSS                                               (11,532,143)   (259,029)
                                                       ===========   =========
LOSS PER COMMON SHARE                                        (0.36)      (3.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    32,208,981      78,571

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)

                                                                Period from January 27,   Period from January 27,
                                       Six Month Period Ended      2005 (inception)           2005 (inception)
                                            June 30, 2006        through June 30, 2005     through June 30, 2006
                                       ----------------------   -----------------------   -----------------------
REVENUES, net                               $         --               $      --                $         --
                                            ------------               ---------                ------------
OPERATING EXPENSES
  Professional fees                           15,134,949                 192,514                  15,600,254
  Technology license royalties                      --                    22,917                     160,417
  Depreciation and amortization                     --                      --                         3,811
  Other general and administrative             8,637,079                  76,154                   8,815,146
                                            ------------               ---------                ------------
  Total operating expenses                    23,772,028                 291,585                  24,579,628
                                            ------------               ---------                ------------
NET LOSS                                     (23,772,028)               (291,585)                (24,579,628)
                                            ============               =========                ============
NET LOSS PER SHARE (BASIC & DILUTED)               (0.92)                  (3.71)                      (1.76)
WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC & DILUTED)                           25,850,870                  78,517                  13,974,415

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Period from
                                                                            January 27,      Period from
                                                                              2005        January 27, 2005
                                                        Six Month Period    (inception)     (inception)
                                                         Ended June 30,    through June   through June 30,
                                                              2006           30, 2005          2006
                                                        ----------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               (23,772,028)       (291,585)      (24,579,628)
Adjustments to reconcile net loss to cash used by
  operating activities:
    Expenses paid by note payable                              125,000              --           125,000
    Depreciation and amortization                                   --              --             3,811
    Stock issued for services                               23,279,583              --        23,279,583
Changes in certain assets and liabilities, net of
  divestiture
    Inventory                                                     --           (17,561)          (17,561)
    Other assets                                                  --            (2,087)           (2,087)
    Accounts payable and accrued expenses                      152,905          83,612           297,895
                                                          ------------       ---------      ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                      (214,540)       (227,621)         (904,528)
                                                          ------------       ---------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            --         (38,952)          (38,952)
    Investment in Es3                                               --         200,000                --
                                                          ------------       ---------      ------------
CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES
                                                                    --         161,048           (38,952)
                                                          ------------       ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible note-related party                    --              --           400,000
    Related party advances                                     214,540          94,200           543,480
                                                          ------------       ---------      ------------
    CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                214,540          94,200           943,480
                                                          ------------       ---------      ------------
Net increase (decrease) in cash & cash equivalents        $         --       $  27,627      $         --
Cash & cash equivalents, beginning of period              $         --       $      --      $         --
                                                          ------------       ---------      ------------
Cash & cash equivalents, end of period                    $         --       $  27,627      $         --
                                                          ------------       ---------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                             $         --       $      --      $         --
                                                          ------------       ---------      ------------
Income taxes paid                                         $         --       $      --      $         --
                                                          ------------       ---------      ------------
NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization             $         --       $      --      $    200,000
Divestiture of subsidiary to related party                $         --       $      --      $    544,340
Stock issued for debt                                     $         --       $      --      $    400,000

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

B. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the 'amortization method' or 'fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and
(5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statement on the financials.

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

B. Issuance of Warrants

The following table summarizes the warrants outstanding:

                                               Weighted
                                                Average    Aggregate
                                   Warrants    Exercise    Intrinsic
                                 outstanding     Price       Value
                                 -----------   --------   -----------
Outstanding, December 31, 2005    1,800,000      $0.67     $1,050,000
Granted                             600,000      $2.63
Forfeited/Canceled                       --         --
Exercised                                --         --
                                  ---------
Outstanding, June 30, 2006        2,400,000      $1.16     $1,050,000
                                  =========

The weighted average remaining contractual life of warrants outstanding is 3.8 years at June 30, 2006.

     Outstanding Warrants                               Exercisable Warrants
-----------------------------                       ----------------------------
Range of Exercise               Average Remaining   Average Exercise
      Price           Number     Contractual Life         Price          Number
-----------------   ---------   -----------------   ----------------   ---------
    $0.67-$2.63     2,400,000        3.8 years            $0.67        1,800,000

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended June 30, 2006 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support. The Company believes that its controls and procedures were effective for the period ended June 30, 2006.

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

NATIONAL HEALTHCARE TECHNOLOGY, INC.

                                        Date: February 20, 2007


                                        By: /s/ JON CARLSON
                                            -----------------------------------
                                            JON CARLSON
                                            Chief Executive Officer