Form 10QSB/A
period 2006-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-06
CIK 1024626

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

                                    CONTENTS

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

                                                                                         Period from      The Cummulative
                                                                                       January 27, 2005     Period from
                                          Three Month Periods Ended      Nine Month       (inception)       (inception)
                                               September 30,            Period Ended        through           through
                                        ----------------------------   September 30,     September 30,     September 30,
                                            2006            2005           2006              2005              2006
                                        ------------    ------------   -------------   ----------------   ---------------
NET REVENUE                              $        --     $        --    $         --     $        --       $         --

OPERATING EXPENSES
    Professional fees                      5,029,540         209,530      20,164,489         402,044         20,629,794
    Technology license royalties                  --         137,500              --         160,417            160,417
    Depreciation and amortization                 --           3,811              --           3,811              3,811
    Other general and administrative         523,653         101,915      14,110,732         178,068         14,288,799
                                         -----------     -----------    ------------     -----------       ------------
      Total operating expenses             5,553,193         452,756      34,275,221         744,340         35,082,821
                                         -----------     -----------    ------------     -----------       ------------

NET LOSS                                 $(5,553,193)    $  (452,756)   $(34,275,221)    $  (744,340)      $(35,082,821)
                                         ===========     ===========    ============     ===========       ============

LOSS PER SHARE - BASIC & DILUTED         $     (0.15)    $     (0.02)   $      (1.15)    $     (0.06)      $      (1.81)
                                         ===========     ===========    ============     ===========       ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC & DILUTED                         37,947,302      18,908,990      29,904,034      12,858,207         19,336,599
                                         ===========     ===========    ============     ===========       ============

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

                                                                                               The Cummulative
                                                                           Period from           Period from
                                                         Nine Month      January 27, 2005      January 27, 2005
                                                        Period Ended   (inception) through   (inception) through
                                                       September 30,      September 30,         September 30,
                                                            2006               2005                  2006
                                                       -------------   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(34,275,221)       $(744,340)          $(35,082,821)
Adjustments to reconcile net loss to cash used by
  operating activities:
    Depreciation                                                  --            3,811                  3,811
    Amortization on Investment in Custer Leasehold             9,333               --                  9,333
    Stock issued for services                             38,707,700               --             38,707,700
    Shares to be issued                                    5,000,000               --              5,000,000
Decrease in current assets, net of divestiture:
    Inventory                                                     --          (29,102)               (29,102)
    Prepaid assets                                       (10,327,556)              --            (10,327,556)
    Other assets                                                  --           (2,087)                (2,087)
    Accounts payable and accrued expenses                    395,405           81,729                540,395
                                                        ------------        ---------           ------------

NET CASH USED IN OPERATING ACTIVITIES:                      (490,339)        (689,988)            (1,180,327)
                                                        ------------        ---------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          --          (38,952)               (38,952)
                                                        ------------        ---------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible note- related party                 --          400,000                400,000
    Proceeds from related party advances                     490,540          328,940                819,480
                                                        ------------        ---------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    490,540          728,940              1,219,480
                                                        ------------        ---------           ------------

NET INCREASE IN CASH &CASH EQUIVALENTS                           201               --                    201
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD                       --               --                     --
                                                        ------------        ---------           ------------
CASH &CASH EQUIVALENTS, END OF PERIOD                   $        201        $      --           $        201
                                                        ============        =========           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                       $         --        $      --           $         --
                                                        ============        =========           ============
    Income taxes paid                                   $         --        $      --           $         --
                                                        ============        =========           ============

NON CASH TRANSACTIONS
    Net liabilities assumed with recapitalization       $         --        $      --           $    200,000
                                                        ============        =========           ============
    Divestiture of subsidiary to related party          $         --        $      --           $    544,340
                                                        ============        =========           ============
    Common stock issued for debt                        $         --        $      --           $    400,000
                                                        ============        =========           ============
    Common stock issued for acquiring Custer
      Leasehold (677,000 shares used)                   $         --        $      --           $    406,200
                                                        ============        =========           ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                                 Deficit
                                                                                               accumulated
                                                      Common     Additional                     during the           Total
                                                       stock       paid in       Prepaid       development       stockholder's
                                           Shares      Amount      capital      Consulting        stage        equity/(deficit)
                                        -----------   -------   ------------   ------------   -------------    ----------------

Balance, January 27, 2005 (inception)   $        --   $    --   $         --                  $          --      $         --

Founder's stock issued                    8,380,000     8,380         (8,380)            --              --                --
Stock issue for debt                        800,000       800        399,200             --              --           400,000
Shares issued for license agreement       8,618,750     8,619         (8,619)            --              --                --
Effect of reverse merger                  1,384,009     1,384       (201,384)                            --          (200,000)
Divestiture of subsidiary to
  related party                                  --        --        544,340                             --           544,340
Net loss for the year                            --        --             --             --        (807,600)         (807,600)
                                        -----------   -------   ------------   ------------   -------------      ------------

Balance, December 31, 2005               19,182,759    19,183        725,157             --        (807,600)#         (63,260)
                                                                                                         --
Shares issued for employment              3,800,000     3,800      7,456,200             --              --         7,460,000
Shares issued for services               20,608,000    20,608     30,876,892    (10,327,556)             --        20,569,944
Shares issued for lease agreement           677,000       677        405,523             --        (350,200)           56,000
Net loss for the nine month period
  ended September 30, 2006                       --        --             --             --     (33,925,021)      (33,925,021)
                                        -----------   -------   ------------   ------------   -------------      ------------
Balance, September 30, 2006              44,267,759   $44,268   $ 39,463,772   $(10,327,556)  $ (35,082,821)     $ (5,902,337)
                                        ===========   =======   ============   ============   =============      ============

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

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations. In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended September 30, 2006 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support. The Company believes that its controls and procedures were effective for the period ended September 30, 2006.

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