Form 10QSB/A
period 2005-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-11
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

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

Es3 also holds the excusive rights to manufacture, use and distribute Authentic Stone Veneer™ panels in North America, Central America and South America, under an OEM License Agreement with Stone Mountain Manufacturing, Inc. a Nevada corporation and an affiliate of Es3. Authentic Stone Veneer™ panels can be formulated in rough stone or smooth stone finishes. Authentic Stone Veneer™ panels are made from proprietary materials and are molded to form the detailed contours and profiles of natural stone surfaces. The rough stone veneers are approximately 1/10 th the weight of concrete, while the smooth stone are approximately 1/7 th the weight of concrete.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended September 30, 2005 (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 we discovered, among other matters, that an error in transfer of common stock of the Company resulted in overstatement of the outstanding shares of Es3 prior to the Exchange Agreement of 310,000 shares, and that we under reported approximately $278,000 in accounts payable to a related party. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the year ended December 31, 2005 nor during the period ended September 30, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support.

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
Jon Carlson, CEO, CFO