Form 10QSB/A
period 2005-09-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-16
CIK 1024626

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
                                   (Unaudited)

ASSETS

CURRENT ASSETS:
                         Inventories                                                      $    29,101
                                                                                          -----------
                              Total current assets                                             29,101

                         Property and equipment--net                                           35,141
                         Other long-term assets                                                 2,087
                                                                                          -----------
                              TOTAL ASSETS                                                $    66,329
                                                                                          ===========


LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:

                         Bank overdraft                                                   $    28,211
                         Accounts payable                                                      92,993
                         Note payable--related party                                          328,940
                         Accrued expenses and other current liabilities                       160,525
                                                                                          -----------
                             Total current liabilities                                        610,669
                                                                                          -----------

                                Total liabilities                                             610,669

                         Commitments

                                                      STOCKHOLDERS' DEFICIT:
                         Preferred Stock ($.01 par value, 10,000,000 shares authorized,
                           none issued and outstanding)                                            --
                         Common stock ($0.001 par value, 100,000,000 shares authorized;
                           19,182,759 shares issued and outstanding)                           19,183
                         Additional paid-in capital                                           180,817
                         Accumulated deficit                                                 (744,340)
                                                                                          -----------
                             Total stockholders' deficit                                     (544,340)
                                                                                          -----------
                              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    66,329
                                                                                          ===========


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

                                                                                          Period from
                                                                                        January 27, 2005
                                                                                          (inception)
                                                                      Three Months Ended    through
                                                                         September 30,    September 30,
                                                                             2005             2005
                                                                          ------------    ------------
REVENUES                                                                  $         --    $         --
COST OF GOODS SOLD                                                                  --              --
Gross profit                                                                        --              --

OPERATING EXPENSES:
 Professional fees                                                             209,530         402,044
 Technology license royalties                                                  137,500         160,417
 Depreciation and amortization                                                   3,811           3,811
 Other general and administrative                                              101,915         178,068
                                                                          ------------    ------------
 Total operating expenses                                                      452,756         744,340
                                                                          ------------    ------------






NET LOSS                                                                  $   (452,756)   $   (744,340)
                                                                          ============    ============

LOSS PER COMMON SHARE, SHARE, BASIC AND DILUTED                           $      (0.02)   $      (0.06)
                                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED     18,908,990      12,858,207
                                                                          ============    ============


The accompanying notes are an integral part of these financial statements

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF CASH FLOWS Period from January
                 27, 2005 (Inception) through September 30, 2005
                                   (Unaudited)

                                                                 Period from
                                                               January 27, 2005
                                                                 (inception)
                                                                   through
                                                              September 30, 2005
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net (loss)                                           $   (744,340)
             Adjustments to reconcile net loss to cash:
             Depreciation                                                3,811

             Changes in certain assets and liabilities:
             Inventories                                               (29,101)
             Other long-term assets                                     (2,087)
             Bank overdraft                                             28,211
             Accounts payable                                         (107,007)
             Accrued expenses and other current liabilities            160,525
                                                                  ------------

                 Net cash used in operating activities                (689,988)
                                                                  ------------

             CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of equipment                                     (38,952)
                                                                  ------------

             CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from convertible note - related party            400,000
             Proceeds from related party advances                      328,940
                                                                  ------------
                  Net cash provided by financing activities            728,940
                                                                  ------------

             NET INCREASE (DECREASE) IN CASH                                --

             CASH, BEGINNING OF PERIOD                                      --
                                                                  ------------
             CASH, END OF PERIOD                                  $         --
                                                                  ============

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
             Cash paid for interest                               $         --
             Cash paid for income taxes                           $         --

             NON CASH TRANSACTIONS
             Net liabilities assumed with recapitalization        $    200,000
             Common stock issued for debt                         $    400,000


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

B. License Agreements

Future minimum annual license payments under the OEM and trademark license agreements for the next five years ending December 31 are as follows:

                         2006        $    650,000
                         2007             780,000
                         2008             936,000
                         2009           1,123,200
                         2010           1,347,840
                                     ------------
                                     $  4,837,040
                                     ============

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

GENERAL

         On July 19, 2005, the Company completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,414,188 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger.

         Accordingly the financial statements contained in report include the operations of the Company in its new line of business. As a result of the transactions contemplated by the Exchange Agreement, the Company has one active operating subsidiary--Es3. Es3 was formed in January 2005 and began operations in March 2005 in the business of manufacturing and distributing a range of decorative stone veneers and finishes based on proprietary Liquid Stone Coatings(TM) and Authentic Stone Veneers(TM).

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

         The Company's Es3 subsidiary holds the exclusive rights to manufacture, use and distribute Liquid Stone(TM) coatings in North America, Central America and South America, under an OEM License Agreement with Liquid Stone Manufacturing, Inc. a Nevada corporation and an affiliate of Es3. Liquid Stone(TM) is a water-based polymeric stone coating that can be applied to a variety of surfaces including wood, stucco, metal, concrete or asphalt. It is a flexible, durable all weather surface coating.

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

                                           NATIONAL HEALTHCARE TECHNOLOGY, INC.
Date: February 20, 2007

                                           By: /s/ JON CARLSON
                                               ---------------------------------
                                           Jon Carlson, CEO, CFO