Form 10KSB/A
period 2005-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-16
CIK 1024626

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
                      ------------------------------------
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


                                  619/398-8470
                           (ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. |_|

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

            Fiscal Year Ending December 2004           HIGH    LOW
            =======================================   ======= ======
            Quarter Ending March 31, 2004                6.00   2.00
            ---------------------------------------   ------- ------
            Quarter Ending June 30, 2004                 8.00   3.00
            ---------------------------------------   ------- ------
            Quarter Ending September 30, 2004            5.00   1.00
            ---------------------------------------   ------- ------
            Quarter Ending December 31, 2004             3.15   1.10
            ---------------------------------------   ------- ------

            Fiscal Year Ending December 2005           HIGH    LOW
            =======================================   ======= ======
            Quarter Ending March 31, 2005                3.15   2.50
            ---------------------------------------   ------- ------
            Quarter Ending June 30, 2005                 3.00   1.50
            ---------------------------------------   ------- ------
            Quarter Ending September 30, 2005            2.50   2.05
            ---------------------------------------   ------- ------
            Quarter Ending December 31, 2005             2.25   1.50
            =======================================   ======= ======

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

Estimated Funding Required During the Next Twelve Months:

--------------------------------------------------------------------------------

Prospect Development & Seismic        $1,000,000 to $ 5,000,000
Drilling & Development                $2,500,000 to $ 5,000,000
Offering Costs & Expenses             $   50,000 to $    50,000
General Corporate Expenses            $  100,000 to $   150,000
Working Capital                       $  700,000 to $ 1,000,000
Total                                 $4,350,000 to $11,200,000

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company Our current officers and directors consist of the following persons:

            NAME                   AGE      OFFICE             SINCE
            -----------------      ---      --------------     -----
            Ross Lyndon-James      59       Chairman, CEO      2005
            Brian Harcourt         60       Director, CFO      2005
            William Courtney       63       Director           2005

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

----------------------------------------  --------------------  ----------------
NAME AND ADDRESS                          NUMBER OF SHARES      PERCENT
                                          OWNED BENEFICIALLY    OF SHARES OWNED
----------------------------------------  --------------------  ----------------
Boston Equities Corporation(3)(6)         9,007,503             25.90%
1660 Union Street
San Diego, CA 90802
----------------------------------------  --------------------  ----------------
William Courtney(*)(6)                    575,000               1.65%
1660 Union Street
San Diego, CA 90802
----------------------------------------  --------------------  ----------------
Credit First Holdings Limited(4)          3,500,000             10.06%
Villa Zimmerman, Number 1
Ta'Xbiex Terrace
Ta'Xbiex Malta
Entity # C 37425 Malta
----------------------------------------  --------------------  ----------------
Morley Family Investments, LLC            2,258,750             6.49%
20 Boulder Crescent, 2nd Floor
Colorado Springs, CO 80903
----------------------------------------  --------------------  ----------------
Ross Lyndon-James(*)(1)                   2,100,000             6.04%
1660 Union Street
San Diego, CA 90802
----------------------------------------  --------------------  ----------------
Brian Harcourt(*)(2)                      2,100,000             6.04%
1660 Union Street
San Diego, CA 90802
----------------------------------------  --------------------  ----------------
Design Inc(3)                             2,800,000             8.05%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
----------------------------------------  --------------------  ----------------
Camden Holdings Inc(3)                    2,500,000             7.19%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
----------------------------------------  --------------------  ----------------
Summitt Oil & Gas(3)                      1,800,000             5.17%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
----------------------------------------  --------------------  ----------------
ALL DIRECTORS AND EXECUTIVE OFFICERS      8,275,000             23.79%


AS A GROUP (THREE PERSONS)(5)

--------------------------------------------------------------------------------

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
               Act of 2002, attached hereto.
------ ------- -----------------------------------------------------------------

(b) Reports on Form 8-K:

--------------------------------------------------------------------------------

July 5, 2005 Under item 1.01 we announced the close of the Exchange Agreement.

July 5, 2005 Under Item 5.01, we announced the change in control of the Company as a result of the share issuance under the terms of the Exchange Agreement.

--------------------------------------------------------------------------------

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

                                  National Healthcare Technology, Inc.


                                  By: /s/ Jon Carlson
                                      --------------------------------
                                          Jon Carlson,
                                          Chief Executive Officer

                                          Dated: February 20, 2007


In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      /s/ Jon Carlson
                                      --------------------------------
                                          Jon Carlson,
                                          CEO, CFO, Director

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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
May 19, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Assets                                                             $          0
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
    Current Liabilities

      Accounts Payable                                             $     63,260
                                                                   ------------
    Total Current Liabilities                                            63,260

Commitments and Contingencies

Stockholders' Deficit
      Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued and outstanding                              --
      Common Stock, $.001 par value, 100,000,000 shares
        authorized, 19,182,759 shares issued and outstanding             19,183
      Additional paid in Capital                                        752,157
      Deficit accumulated during development stage                     (807,600)
                                                                   ------------
    Total Stockholders' Deficit                                         (63,260)
                                                                   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $          0
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

Revenues:                                                          $         --

Operating Expenses:
    Professional fees                                                   465,304
    Technology license royalties                                        160,417
    Depreciation and amortization                                         3,811
    Other General & administrative                                      178,068
                                                                   ------------

            Total Operating Expenses                                    807,600
                                                                   ------------

    Net Loss                                                           (807,600)
                                                                   ------------

Net loss per share, basic and fully
diluted                                                            $       (.06)
                                                                   ============

Weighted average shares of common
stock outstanding, basic and fully
diluted                                                              14,579,683
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                DECEMBER 31, 2005

                                              Common Stock           Additional
                                       ---------------------------     paid in       Accumulated
                                          Shares         Amount        capital         deficit          Total
                                       ------------   ------------   ------------    ------------    ------------
Balance January 27, 2005 (inception)             --   $         --   $         --    $         --    $         --

Founders stock issued                     8,380,000          8,380         (8,380)             --              --

Stock issued for debt                       800,000            800        399,200              --         400,000

Stock issued for license agreement        8,618,750          8,619         (8,619)             --              --

Effect of reverse merger                  1,384,009          1,384       (201,384)             --        (200,000)

Divestiture of subsidiary
  to related party                               --             --        544,340              --         544,340

Net (Loss)                                       --             --             --        (807,600)       (807,600)
                                       ------------   ------------   ------------    ------------    ------------

Balance December 31, 2005                19,182,759   $     19,183   $    725,157    $   (807,600)   $    (63,260)
                                       ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                      $   (807,600)

Adjustments to reconcile net loss to cash used by
  operating activities:
    Depreciation and amortization                                         3,811

Changes in certain assets and liabilities, net of divestiture
    Inventory                                                           (29,102)
    Other assets                                                         (2,087)
    Accounts payable and accrued expenses                               144,990
                                                                   ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                (689,988)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (38,952)
                                                                   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                 (38,952)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible note - related party                      400,000
    Related party advances                                              328,940
                                                                   ------------

CASH FLOWS FROM PROVIDED BY FINANCING ACTIVITIES                        728,940
                                                                   ------------

Net increase (decrease) in cash                                              --
Cash, beginning of the period                                                --
                                                                   ------------
Cash, end of the year                                              $         --
                                                                   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                --
Income taxes paid                                                            --

NON CASH TRANSACTIONS
Net liabilities assumed with recapitalization                      $    200,000
Divestitute of subsidiary to related party                         $    544,340
Common stock issued for debt                                       $    400,000

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

A summary of the warrant activity for the period ended December 31, 2005 is as follows:

-------------------------------------------- ----------------- -----------------
                                                 Number of      Weighted Average
                                                   Shares        Exercise Price
-------------------------------------------- ----------------- -----------------
Outstanding at beginning of the period                      --                --
-------------------------------------------- ----------------- -----------------
Issued                                               1,800,000             $0.67
-------------------------------------------- ----------------- -----------------
Cancelled, Forfeited or expired                             --                --
-------------------------------------------- ----------------- -----------------
Outstanding at December 31, 2005                     1,800,000             $0.67
-------------------------------------------- ----------------- -----------------
Exercisable at December 31, 2005                     1,800,000             $0.67
-------------------------------------------- ----------------- -----------------

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

A summary of the option activity for the period ended December 31, 2005 is as follows:

-------------------------------------------- ----------------- -----------------
                                                 Number of      Weighted Average
                                                   Shares        Exercise Price
-------------------------------------------- ----------------- -----------------
Outstanding at beginning of the period                      --                --
-------------------------------------------- ----------------- -----------------
Issued                                                 100,000             $0.70
-------------------------------------------- ----------------- -----------------
Cancelled, Forfeited or expired                             --                --
-------------------------------------------- ----------------- -----------------
Outstanding at December 31, 2005                       100,000             $0.70
-------------------------------------------- ----------------- -----------------
Exercisable at December 31, 2005                        16,667             $0.70
-------------------------------------------- ----------------- -----------------

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

--------------------------------------------------------------------------------

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