Form 10KSB
period 2006-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-04-17
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [|X| No |_|

The issuer's revenues for its most recent fiscal year were $0.00

As of April 11, 2007, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $7,328,787. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 11, 2007, the issuer had 84,317,759 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

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

Item 2. Properties.

On March 1, 2005, the Company entered into a lease commitment for office and warehouse space in San Diego, California which expires February 1, 2009. The terms of the lease provide for monthly rental payments of $3,367 through January 2006 and increasing 3% each year beginning February 1, 2007. The lease obligation was assumed by Liquid Stone in conjunction with the sale of Es3. The Company currently has an office at 1660 Union Street, Suite 200, San Diego, CA 92101, which it maintains under arrangement with the landlord at no cost. The Company also shares an office space with a shareholder at 9595 Wilshire Blvd., Suite 510, Beverly Hills, CA 90212 at no cost to the Company. As of December 31, 2006, the Company had no future rental commitments.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters. Market information: Our common stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "NHCT". The high and low bid prices for the common stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending December 2005                                  HIGH       LOW
Quarter Ending March 31, 2005                                     3.15      2.50
Quarter Ending June 30, 2005                                      3.00      1.50
Quarter Ending September 30, 2005                                 2.50      2.05
Quarter Ending December 31, 2006                                  2.25      1.50

Fiscal Year Ending December 2006                                  HIGH       LOW
Quarter Ending March 31, 2006                                     3.00      2.35
Quarter Ending June 30, 2006                                      1.25      1.25
Quarter Ending September 30, 2006                                 0.28      0.28
Quarter Ending December 31, 2006                                  0.04      0.04


Holders

As of December 31, 2006, there were approximately 142 shareholders of record (in street name) of our common stock.

Dividends

We have not declared nor paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, we issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: we issued 25,135,000 shares to employees, affiliates and consultants during 2006. We issued 3,800,000 shares to officers and directors as part of employment contracts, we issued 3,799,000 shares under the Company's 2006-1 Consultants and Employees Services Plan for various consulting and services contracts, we issued 17,536,000 of shares to various consultants and affiliates for strategic, management and oil and gas industry related consulting. See the Management Discussuin and Analysis for a further breakdown of the share issuance.

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

General

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. The Board of Directors believes that by changing the direction to the oil and gas markets we have improved our prospects for success due to both the current and expected future positive market conditions. We expect to exploit these from our close association from Summitt Oil and Gas, and other third party consultants.

Additionally, in April 2006 we executed an assignment of an oil and gas lease under which we acquired the rights to drill and otherwise exploit certain underlying oil and gas reserves which we acquired for 677,000 restricted shares of our common stock and an agreement to pay a 3% royalty on the value of the oil removed or produced and on net proceeds from all gas sold. To date no royalties have bee accrued or paid.

Results for the year ended December 31, 2006 and the period January 27 to December 31, 2005

For the year ended December 31, 2006, the Company had $0 revenue, vs. revenue of $0 during the period January 27, to December 31, 2005.

For the year ended December 31, 2006, the Company had a net operating loss of $38,201,584, vs. a net operating loss of $807,600 during the period January 27, to December 31, 2005. The increase in the loss is attributable to the change in the direction of the business and the fees incurred. Professional fees increased $22,425,592 to $22,890,896 predominately related to oil and gas consulting services. Other general and administrative expenses increased $15,076,620 to $15,254,688 predominately due to compensation costs of recruiting and hiring officers and directors. Of the expenses above $35,732,250 was paid through the issuance of stock. The expense, admittedly high, is necessary as we are building a new company. The price of entry into the oil and gas industry is not inexpensive and accordingly we needed to retain known experts and consultants that will assist us in reviewing and analyzing transactions and other industry data.

For the year ended December 31, 2006, the Company had a net loss of $37,986,584 vs. $807,600 during the period January 27, to December 31, 2005. The change in other income is $215,000 due to the settlement of debt.

Plan of Operation
In conjunction with our change of direction, in April 2006, we entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summitt"), as well as other third parties, to provide business management services, and advice as it relates to the future of the company. This service shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. In April 2006 we executed an assignment of an oil and gas lease under which we acquired 100% of the leasehold rights to drill and otherwise exploit 160 acres of certain underlying oil and gas reserves located in the County of Custer, Oklahoma, which we acquired from Summitt for 677,000 restricted shares of our common stock and agreed to pay Summitt a royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by us from the sale of all gas and casinghead gasoline produced and sold under the lease. The leasehold interest is not developed and accordingly not currently producing oil or gas. Upon receiving the necessary capitalization, we intend to explore the development of this field. The shares were valued at $406,200. The Company recorded the asset at the historical cost of $56,000 to the related party and recorded $350,200 as a deemed dividend to the related party. As of December 31, 2006 the Company impaired the balance of the lease of $46,667.-

In April 2006, we entered into a consulting agreement with BlueFin, Inc. ("BlueFin"). BlueFin has been retained to provide business development, investor relations services, and introductions to qualified funding sources, introductions to oil and gas business prospects and introductions to accredited investors. By leveraging BlueFin's resources the Company anticipates that it will be able to find sources of capital to fund its operations in the oil and gas business.

In April 2006, we also entered into an agreement with Monterosa Group Limited ("Monterosa"). Monterosa has been retained to provide services including operation administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, and other business management services as the Company moves into the oil and gas business.

In April 2006, we also engaged Camden Holdings, Inc. ("Camden"), an entity experienced in the energy sector that will assist the Company in locating oil and gas opportunities for us. Camden's services include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. We have also been able to leverage our relationship with Camden to obtain short-term financing as needed. Camden has also agreed to advance sums to the Company to assist in funding its operations over the short-term. As of December 31, 2006, Camden has advanced the Company the sum of $613,400.

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

In July, 2006, the Company entered into a Consulting Agreement with Catalyst Consulting Partners, LLC to provide the Company with business consulting services in exchange for the issuance of 518,000 shares of the Company's common stock. These shares were issued during the quarter ended September 30, 2006.

In September, 2006, the Company entered into a Services Agreement with Rhone Alternative Marketing Partners ("RAMP) for marketing and public relations services in exchange for the issuance of 1,000,000 shares of the Company's common stock. These shares were issued during the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, the Company compensated certain third party individuals who provided services to the Company. In August and September, 2006, 600,000 shares were issued for services. In September, 2006, an additional 740,000 shares were issued to consultants for services under the Company's 2006-1 Consultants and Employees Services Plan. This Plan was adopted in September, 2006 and reserved 3,800,000 shares of the Company's common stock to consultants and employees, which shares were registered in September, 2006. During the quarter ended December 31, 2006, 3,799,000 shares were issued under the Plan.

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

Estimated Funding Required During the Next Twelve Months:

Prospect Development & Seismic              $ 1,000,000      to      $ 5,000,000
Drilling & Development                      $ 2,500,000      to      $ 5,000,000
Offering Costs & Expenses                   $    50,000      to      $    50,000
General Corporate Expenses                  $   100,000      to      $   150,000
Working Capital                             $   700,000      to      $ 1,000,000
    Total                                   $ 4,350,000      to      $11,200,000

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

We are subject to substantial operating risks

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

We are dependent upon third party and related party consultants

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

--------------------------------------------------------------------------------

Our growth will be materially dependent upon the success of our future drilling and development program. Drilling for oil and gas and re-working existing wells involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although we believe that our focus on re-developing existing oil and gas field and advanced drilling technology should increase the probability of success of our wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled using other traditional methods, drilling or reworking remains a speculative activity. Even when fully utilized, lateral drilling does not predetermine if hydrocarbons will in fact be present in such structures if they are drilled. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. There can be no assurance that our overall drilling success rate or our drilling success rate for activity within a particular geographic area will not decline. Although we may discuss drilling prospects that we have identified or budgeted for, we may ultimately not lease or drill these prospects within the expected time frame, or at all. We may identify and develop prospects through a number of methods, some of which do not include horizontal drilling. The drilling and results for these prospects may be particularly uncertain Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including, but not limited to: (i) the results of previous development efforts and the acquisition, review and analysis of data; (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;
(iii) the approval of the prospects by other participants after additional data has been compiled; (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews; (v) our financial resources and results; (vi) the availability of leases and permits on reasonable terms for the prospects; and (vii) the success of our drilling technology. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

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

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

--------------------------------------------------------------------------------

Oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Risks Associated with Our Stock

Our stock price has been and may continue to be very volatile.

Our common stock is thinly traded and the market price has been, and is likely to continue to be, highly volatile. During the 12 months prior to December 31, 2006, our stock price as traded on the OTC Bulletin Board has ranged from $3.05 to $0.03. The variance in our share price makes it extremely difficult to forecast with any certainty the stock price at which you may be able to buy or sell shares of our common stock. The market price for our common stock could be subject to wide fluctuations due to factors beyond our control, such as: actual or anticipated variations in our results of operations, naked short selling of our common stock and stock price manipulation, changes or fluctuations in the commodity prices of oil and natural gas, general conditions and trends in the oil and gas industry, general economic, political and market conditions.

Use of our common stock to pay for third party services could dilute current investors.

--------------------------------------------------------------------------------

 We are highly dependent upon the industry expertise and business opportunities we expect to derive from industry experienced consulting resources. In the past we have used our common stock to pay for the services of these third party consultants. As of April 11, 2006, we have issued 33,335,000 shares of our common stock to said consultants. Further issuances in exchange for such services will dilute current investors. Future sales of our common stock in the public market could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for these sales, could have an adverse effect on the market price for the shares of our common stock. These shares include approximately 28.2 million shares held by founders, investors and service providers, and 1,800,000 warrants at April 11, 2006. Unregistered shares may not be sold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions and restrictions on their resale, which must be complied with before they can be resold.

A summary of the warrant activity for the period ended December 31, 2006 is as follows:

                                                  Weighted          Aggregate
                                    Warrants      Average           Intrinsic
                                    Outstanding   Exercise Price       Value
                                    -----------   ---------------   -----------
Outstanding, December 31, 2005        1,800,000   $          0.67            $-
Granted                                 600,000              2.63            --
Forfeited / Canceled                    600,000              2.63            --
Exercised                                    --                --            --
Outstanding, December 31, 2006        1,800,000   $          0.67            $-

The weighted average remaining contractual life of warrants outstanding is 3.10 years at December 31, 2006.

Outstanding Warrants                                       Exercisable Warrants
Range of Exercise       Number        Average
Price                                 Remaining            Average Exercise  Number
                                      Contractual Life     Price
$0.67                   1,800,000     3.10                 $0.67             1,800,000


The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2006, and the period ended December 31, 2005 along with the weighted-average grant date fair values, were as follows.

                                      2006            2005
Expected volatility                   80.0%           0.1%
Expected life in years                5 years         5 years
Risk free interest rate               5.07%           3.38%
Dividend yield                        0%              0%


During the period ended December 31, 2006, the Company granted two warrants which expire five years from date of grant and are convertible into 300,000 shares of common stock at an exercise price of $2.63 per share to each of Brian Harcourt and Ross-Lyndon James in accordance with their respective Management Employment Agreements executed by and between them and the Company, respectively. The warrants were granted on April 5, 2006 and vest 6 months after grant. Both Mr. Harcourt and Mr. James resigned in July 24, 2006 and their warrants were forfeited.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 0.0% of our outstanding common stock. Summitt Oil & Gas, Inc. is our single largest shareholder owning 52.94% of our common stock. Boston Equities Corporation holds 10.68% of our common stock and is our second largest shareholder. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

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

--------------------------------------------------------------------------------

Our common stock is currently traded on the OTC Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to December 31, 2006 , the actual trading volume ranged from a low of no shares of common stock to a high of 1,000,000 shares of common stock. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 7. Financial Statements.

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2006 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures are designed to provide reasonable assurance of any entity achieving its disclosure objectives. Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as the fiscal year ended December 31, 2006 and the Company has since implemented disclosure controls and procedures to ensure that the Company has the proper disclosure controls and procedures to keep this from happening again. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Identification of Directors and
Executive Officers of the Company Our current officers and directors consist of the following persons:

     NAME               AGE      OFFICE        SINCE
     -------------      ---      ----------    -----
     Linda Contreas     35       Director      2007


The Director named above will serve until the next annual meeting of our shareholders. Thereafter, Directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

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

Linda Contreras was appointed our sole Director on April 12, 2007. She has been working for the past year as the Research & Acquisitions Officer for Summitt Oil & Gas in Beverly Hills, California. She has led the acquisitions team in the evaluation of offerings in oil and gas development programs, and provides economic analysis of all proposed acquisitions, divestitures, and drilling activities. Ms. Contreras received her Bachelor of Arts in Political Science from the University of California at Berkeley in 2003.

Sam Plunkett was our sole Director from March 14, 2007 to April 12, 2007, when he resigned. Since 2003 he has been working in Beverly Hills as a solo practitioner handling all aspects of general practice, including family law and civil court trials. From 2002 to 2003 he worked as a legal clerk for a sole practitioner in Santa Monica from 2002 to 2003.

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

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2006 , all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Code of Ethics for the Chief Executive Officer and the Principal Financial
Officer

 Our Board of Directors has adopted the Code of Ethical and Professional Standards of National Healthcare Technology, Inc. and Affiliated Entities Code of Business Conduct and Ethics that applies to its officers and employees effective on April 11, 2007, a copy of which is filed as an exhibit hereto. We will provide any person without charge, a copy of our code of ethics, upon receiving a written request in writing addressed to the Company at the Company's address, attention: Secretary.

Item 10. Executive Compensation.

During fiscal 2006 we paid a total of $12,716,173- in executive compensation of which $256,173 was regular compensation and $12,460,000, was through stock issuances (a total of 8,800,000 shares). The table below shows the compensation split:

                    Cash compensation     Stock issuances   Total Compensation
                    ------------------   ----------------   ------------------
Ross Lyndon James   $           91,250   $      6,190,000   $        6,281,250
Brian Harcourt                  96,250          6,190,000            6,281,250
Sam Petrossian                  68,673             80,000              148,673
                    $          256,173   $     12,460,000   $       12,716,173


Employment Agreements

The following transaction took place between the Company and Ross-Lyndon James, the Company's Chief Executive Officer and Director: On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James received compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Lyndon James resigned as the Company's Chief Executive Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares

On April 3, 2006, the Company entered into an employment agreement with Brian Harcourt who has been serving as an officer of the Company without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) restricted shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Harcourt resigned as the Company's Chief Financial Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

There were 84,317,759 shares of our common stock issued and outstanding on April 11, 2007. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

 NAME AND ADDRESS                       NUMBER OF SHARES        PERCENT
                                       OWNED BENEFICIALLY   OF SHARES OWNED
                                       ------------------   ---------------
Boston Equities Corporation(2)(2)               9,007,503             10.68%
 1660 Union Street
San Diego, CA 90802
Summitt Oil & Gas(1)                           44,633,721             52.94%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
ALL DIRECTORS AND EXECUTIVE OFFICERS                    0              0.00%

AS A GROUP (THREE PERSONS)(5)

(*) Denotes Officer or Director;
(1) Boston Equities Corporation and Summitt Oil & Gas are related parties;
(2) Does not include 1,200,000 shares vested under warrants held by Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc., related parties to Boston Equities Corporation and William Courtney.

Changes in Control

There are no arrangements known by us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

During the year the following transactions occurred between the Company and certain related parties:

A.       Ross-Lyndon James

The following transaction took place between the Company and Ross-Lyndon James, the Company's Chief Executive Officer and Director: On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James received compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Lyndon James resigned as the Company's Chief Executive Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

B.       Brian Harcourt

The following transaction took place between the Company and Brian Harcourt, the Company's Chief Financial Officer and Director and parties related to Brian
Harcourt:

On April 3, 2006, the Company entered into an employment agreement with Brian Harcourt who has been serving as an officer of the Company without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) restricted shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Harcourt resigned as the Company's Chief Financial Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

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

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000) restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. The agreement is for six months expiring in October, 2006. The Company has fully amortized the expense for the cash and shares paid for the period ended December 31, 2006.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement in exchange for the leasehold rights in 160 acres in the County of Custer, Oklahoma, the Company has agreed to pay Summitt consideration of seventy-seven thousand (677,000) restricted shares of the Company's common stock. The shares of stock have been issued on August 22, 2006. Additionally, there is excepted from the assignment and conveyance and reserved and retained in Summitt an overriding royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by Assignee from the sale of all gas and casing head gasoline produced and sold under the lease.

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note was due on December 31, 2006 and has been extended to December 31, 2007. No interest is payable on the note. At December 31, 2006, the advances outstanding were $613,400.



Item 13. Exhibits and Reports on Form 8-K

Exhibits


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

10.14 Promissory note executed by us to repay Camden Holdings, Inc. dated June 8, 2006 (previously filed and incorporated herein by reference)


10.16 Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

10.17 Consulting agreement with Camden Holdings,Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

10.18 Consolidated note and security agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

10.18 Consulting agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)


31 31.1 Certification by Sam Plunkett, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

31.2  Certification by Sam Plunkett, Chief Financial Officer, as required under
      Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

32 32.1 Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.



(b) Reports on Form 8-K:


Item 14. Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for the last fiscal year for services rendered by our principal accountant for the audit of our financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended December 31, 2006 and 2005 were $29,500 and $39,560 respectively.

Audit Related Fees: $ -0-

Tax Fees:           $ -0-

All Other Fees:     $ -0-

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      National Healthcare Technology, Inc.

                                    By: /s/ Linda Contreras
                                    -------------------------------
                                            Linda Contreras,
                                            Chief Executive Officer

                                    Dated: April 16, 2007


In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 16, 2007
                                    /s/ Linda Contreras
                                    --------------------------------

                                    Linda Contreras,
                                    CEO, CFO, Director

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm                   F-3

Report of Independent Registered Public Accounting Firm                   F-4

Consolidated Balance Sheet                                                F-5

Consolidated Statement of Operations                                      F-6

Consolidated Statement of Changes in Shareholders' Deficit                F-7

Consolidated Statement of Cash Flows                                      F-8

Notes to Consolidated Financial Statements                         F-9 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
National Healthcare Technology, Inc.

We have audited the accompanying balance sheets of National Healthcare Technology, Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred cumulative losses of $39,144,384 and net losses of $37,986,584 for the year ended December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.

Los Angeles, California

February 15, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
National Healthcare Technologies, Inc.
A Development Stage Company
San Diego, California

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of National Healthcare, Technologies, Inc. for the period January 27, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the results of operations and cash flows of National Healthcare Technologies, Inc. for the period January 27, 2005 through December 31, 2005, in conformity with the accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2006 raise substantial doubt about its ability to continue as a going concern. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


LBB & Associated Ltd., LLP
(formerly: Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
May 19, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2006

                                     ASSETS

Current assets:

                                                                   $         61
Cash                                                                         --



Total Assets                                                       $         61
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:


   Accounts payable                                                $    328,730
   Accrued expenses                                                   1,319,525

   Shares to be issued                                                5,000,000

   Notes payable to affiliate                                           613,400
                                                                   ------------
            Total Current Liabilities
                                                                      7,261,655

Stockholders' Deficit
   Common Stock, $.001 par value, 100,000,000 shares authorized,
    44,317,759 issued and outstanding as of December 31, 2006            44,318
   Additional paid in capital                                        39,472,222
   Prepaid consulting                                                (7,633,750)
   Accumulated deficit                                              (39,144,384)
                                                                   ------------

              Total stockholders' deficit                            (7,261,594)
                                                                   ------------



                   Total liabilities and stockholders' deficit     $         61
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF OPERATION
        FOR THE YEARS ENDED DECEMBER 31, 2006 AND FROM JANUARY 27, 2005
                      (INCEPTION) TO DECEMBER 31, 2005, AND
  THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2006

                                                                             Period from January 27,   Period from January 27,
                                                           Year Ended          2005 (inception) to       2005 (inception) to
                                                        December 31, 2006        December 31, 2005         December 31, 2006
                                                        -----------------    ----------------------    ----------------------
NET REVENUE                                             $              --    $                   --    $                   --
                                                        -----------------    ----------------------    ----------------------

OPERATING EXPENSES
  Professional fees                                            22,890,896                   465,304                23,356,200
  Technology license royalties                                         --                   160,417                   160,417
  Depreciation, amortization and impairment                        56,000                     3,811                    59,811
  Other general and administrative                             15,254,688                   178,068                15,432,756
                                                        -----------------    ----------------------    ----------------------
  Total operating expenses                                     38,201,584                   807,600                39,009,184
                                                        -----------------    ----------------------    ----------------------

NET OPERATING LOSS                                            (38,201,584)                 (807,600)              (39,009,184)

              Gain on settlement of debt                          215,000                        --                   215,000
                                                        -----------------    ----------------------    ----------------------

NET LOSS                                                $     (37,986,584)   $             (807,600)   $          (38,794,184)
                                                        =================    ======================    ======================

LOSS PER SHARE - BASIC & DILUTED                        $           (1.13)   $                (0.06)
                                                        =================    ======================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED          33,493,699                14,579,683
                                                        =================    ======================

Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION)
                              TO DECEMBER 31, 2006

                                                                                                      Deficit
                                                                                                    accumulated          Total
                                                                 Additional                          during the      stockholder's
                                               Common stock        paid in          Prepaid          development        equity/
                                 Shares           amount           capital         consulting           stage          (deficit)
                             --------------   --------------   --------------    --------------    --------------    --------------
Balance, January 27, 2005
  (inception)                             -   $            -   $            -    $            -    $            -    $            -


Founder's stock issued            8,380,000            8,380           (8,380)                -                 -                 -

Stock issued for debt               800,000              800          399,200                 -                 -           400,000

Shares issued for
  license agreement               8,618,750            8,619           (8,619)                -                 -                 -

Effect of reverse merger          1,384,009            1,384         (201,384)                -                 -          (200,000)

Divestiture of subsidiary
  to related party                        -                -          544,340                 -                 -           544,340

Net loss for the year                     -                -                -                 -          (807,600)         (807,600)
                             --------------   --------------   --------------    --------------    --------------    --------------

Balance, December 31, 2005       19,182,759           19,183          725,157                 -          (807,600)          (63,260)

Shares issued
  for employment                  4,550,000            4,550        8,482,950                 -                 -         8,487,500

Shares issued
  for services                   19,908,000           19,908       29,858,592        (7,633,750)                -        22,244,750

Shares issued for
  lease agreement                   677,000              677          405,523                 -          (350,200)           56,000

Net loss for the year                     -                -                -                 -       (37,986,584)      (37,986,584)
                             --------------   --------------   --------------    --------------    --------------    --------------

Balance, December 31, 2006       44,317,759   $       44,318   $   39,472,222    $   (7,633,750)   $  (39,144,384)   $   (7,261,594)
                             ==============   ==============   ==============    ==============    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

   FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIODS FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND THE CUMMULATIVE PERIOD FROM JANUARY 27,
                     2005 (INCEPTION) TO DECEMBER 31, 2006

                                                                                            Period from        Period from
                                                                                            January 27,        January 27,
                                                                                          2005 (inception)   2005 (inception)
                                                                        Year Ended            through             through
                                                                     December 31, 2006   December 31, 2005   December 31, 2006

                                                                     ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                    $    (37,986,584)   $       (807,600)   $    (38,794,184)

Adjustments to reconcile net loss to cash used by
operating activities:
   Depreciation                                                                    --               3,811               3,811

   Amortization on investment in custer leasehold                               9,333                  --               9,333
   Impairment on investment in custer leasehold                                46,667                  --              46,667

   Stock issued for services                                               30,732,250                  --          30,732,250

   Shares to be issued                                                      5,000,000                  --           5,000,000
Changes in certain assets and liabilities, net of divestiture
   Increase in Inventory                                                           --             (29,102)            (29,102)
   Increase in Other assets                                                        --              (2,087)             (2,087)

   Increase in Accrued expenses                                             1,319,525                  --           1,319,525
   Increase in Accounts payable and accrued expenses                          265,470             144,990             410,460
                                                                     ----------------    ----------------    ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                     (613,339)           (689,988)         (1,303,327)
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            --             (38,952)            (38,952)
                                                                     ----------------    ----------------    ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                            --             (38,952)            (38,952)
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible note - related party                                  --             400,000             400,000
   Related party advances                                                     613,400             328,940             942,340
                                                                     ----------------    ----------------    ----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   613,400             728,940           1,342,340
                                                                     ----------------    ----------------    ----------------


NET INCREASE IN CASH &CASH EQUIVALENTS                                             61                  --                  61

CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD                                        --                  --                  --
                                                                     ----------------    ----------------    ----------------
CASH &CASH EQUIVALENTS, END OF PERIOD                                $             61    $             --    $             61
                                                                     ================    ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                     $             --                  --    $             --
                                                                     ================    ================    ================
   Income taxes paid                                                 $             --    $             --    $             --
                                                                     ================    ================    ================
   Net liabilities assumed with recapitalization                     $             --             200,000    $        200,000
                                                                     ================    ================    ================
   Divestiture of subsidiary to related party                        $             --             544,340    $        544,340
                                                                     ================    ================    ================
   Common stock issued for debt                                      $             --             400,000    $        400,000
                                                                     ================    ================    ================
   Common stock issued for acquiring Custer Leasehold
     (677,000 shares issued)                                         $        406,200                  --    $        406,200
                                                                     ================    ================    ================

The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

1. Summary of Significant Accounting Policies

A. Organization and General Description of Business

National Healthcare Technology, Inc. ("We" or "the Company") was incorporated under the laws of the State of Colorado, on July 6, 2005. On July 19, 2005, the Company, completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which is Es3's accounting year-end.

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

On April 3, 2006 the Board of Directors approved a change of direction for the Company, from the business of Manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.

B. Basis of Presentation and Organization

The consolidated financial statements of the Company for the periods January 1, 2006 to December 31, 2006 and from January 27, 2005 (Inception) through December 31, 2006 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). All inter-company transactions have been eliminated.

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

D. Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

E. Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006, the investment in Custer oil & well lease of $56,000 was impaired and recorded an impairment loss of $46,667.

F. Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

G. Technology License and Royalties

The Company's former principal business activity focused on the commercialization of distributing decorative coatings that can be used to resemble stone, which the Company licensed from related parties. Minimum annual royalties for these arrangements were accrued in 2005 on the Company's balance sheet till disposal of the subsidiary.

The Company's current principal activity focuses on oil and gas exploration. During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold. To date there are no applicable accruals on the Company's balance sheet as there has been no production or proceeds related to the acquired rights.

H. Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair- value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

I. Income Taxes

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

J. Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the periods January 1, 2006 to December 31, 2006 and from inception through December 31, 2006 , basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

K. Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re- measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company' s first fiscal year that begins after September 15, 2006.

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

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity' s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

This Statement is effective as of the beginning of the Company' s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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


In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer' s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


L. Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss of $38,794,184 and had a stockholder's deficit of $7,261,594 at December 31, 2006.

 In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. The Company acquired all of the outstanding capital stock of Es3 in July 2005 and subsequently divested its ownership effective October 1, 2005. At December 31, 2006, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors We have also been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

3. Income Taxes
 Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $12,915,439,and $274,584 respectively and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2006, the Company had available federal and state net operating loss carryforwards amounting to approximately $38,794,184 that are available to offset future federal and state taxable income and that expire in various periods through 2026 for federal tax purposes and 2013 for state tax purposes. No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes

INCOME TAX

Net deferred tax asset       $     12,915,439
Less valuation allowance           (12,915,439)
                             ----------------
Net deferred tax asset       $             --

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                   December 31  December 31
                                                       2006     2005
                                                       -------------
Tax expense (credit) at statutory rate-federal          (34)%   (34)%
State tax expense net of federal tax                     (6)     (6)
Valuation allowance                                      40       40
                                                        ------------
Tax expense at actual rate                                -       -
                                                        ============


4. Disposition of Es3

Effective October 1, 2005, the Company conveyed at no cost all of the capital stock of Es3 to Liquid Stone Partners under an agreement by which Liquid Stone Partners agreed to assume all of the known and unknown liabilities of Es3. One of the directors of the Company is an owner of Liquid Stone partners. The transaction was accounted for as a conveyance to a related party and therefore the Company recorded the excess of Es3's liabilities over its assets at the date of the disposition in the amount of $544,340 to additional paid in capital. There are no assets or liabilities related to Es3 on the balance sheet of the Company as of December 31, 2006 or 2005.


5.  Accrued Expenses

As of December 31, 2006, the accrued expenses comprise of the following:

Accrued payroll taxes             $1,277,025
Accrued dispute settlement            13,000
Accrued audit fee                     29,500
                                  ----------
                                  $1,319,525


6. Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 44,317,759 issued and outstanding as of December 31, 2006.


A. Issuance of Common Stock

In February 2005, the Company issued 8,380,000 shares of unregistered common stock at par value of $0.001 to founding stockholders without consideration, including 6,250,000 shares to Boston Equities Corporation (a related party).

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Executive Officer and Director, Ross-Lyndon James, in accordance with the terms of the Management Employment Agreement. The shares, which vested upon issuance, were recorded at the fair market value of $3,690,000 on the date of issuance.

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Financial Officer and Director, Brian Harcourt, in accordance with the terms of the Management Employment Agreement. The shares, which vested upon issuance, were recorded at the fair market value of $3,690,000 on the date of issuance.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 3,500,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services. The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $1,793,750 as consulting expense.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,800,000 shares of the Company's common stock to Design, Inc., a related party, for consulting services. The Company recorded the expense at the fair market value of shares of $6,440,000.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,500,000 shares of the Company's common stock to Camden Holdings, Inc., a related party, for consulting services. The Company recorded the expense at the fair market value of shares of $5,750,000.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 1,800,000 shares of the Company's common stock to Summit Oil & Gas, a related party, for consulting services The Company recorded the expense at the fair market value of shares of $3,690,000

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Bluefin, LLC for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense

On June 16, 2006, we issued 375,000 shares each to John McDermit and John E. Havens, who served on our advisory board. The shares, which vested upon issuance, were recorded at the fair market value on the date of issuance, for a total of $1,027,500.

In August, 2006, in accordance with an agreement between the parties, the Company issued 677,000 shares of the Company's common stock to Summitt Oil & Gas to acquire certain lease rights. The shares were valued at $406,200. The Company recorded the asset at the historical cost of $56,000 to the related party and recorded $350,200 as a deemed dividend to the related party.

In August, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 2,800,000 shares of its common stock to Summitt Ventures, an affiliate of the Company. Also, in September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 2,700,000 shares of its common stock to Summitt Ventures, under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $2,760,000.

In August, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 209,000 shares of its common stock to Catalyst Consulting, Inc. In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued an additional 209,000 shares of its common stock to Catalyst Consulting, Inc., under the Company's 2006-1 Consultant and Employee Services Plan. These shares issuances represent prepaid consulting services for the period of July 1, 2006 through December 31, 2006. The Company recorded the expense at the fair market value of shares of $209,000.

On August 17, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc. In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc., under the Company's 2006-1 Consultant and Employee Services Plan. This share issuance represents prepaid consulting expense for the period from September 2, 2006 through February 2, 2007 with this expense to be amortized over 18 months. The agreement was based on fair market value totaling $500,000 of which $400,000 was amortized during the year ended December 31, 2006. The Company also owed Ramp a cash payment of $215,000 which was waived off by Ramp as of December 31, 2006, so this amount has been recorded as a gain on settlement of debt.

On August 17, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 100,000 shares of its common stock to Jon Konheim. The Company recorded the expense at the fair market value of shares of $60,000.

In August 2006 in accordance with the terms of a Consulting Agreement, the Company issued 100,000 shares of its common stock to Linda Contreras. The Company recorded the expense at the fair market value of shares of $120,000

The Company issued 200,000 shares of its common stock to its former president, Samuel Petrossian, in September, 2006 as compensation for services, pursuant to an employment agreement. Mr. Petrossian resigned in November, 2006. The Company recorded the expense at the fair market value of shares of $80,000.

In September, 2006, the Company adopted the 2006-1 Consultant and Employee Services Plan wherein the Company registered 3,800,000 shares of its common stock for issuance to consultants and employees of the Company.

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 190,000 shares of its common stock to Frank Layton under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $76,000.

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 150,000 shares, of its common stock to Linda Contreras under the Company's 2006-1 Consultant and Employee Services Plan.The Company recorded the expense at the fair market value of shares of $60,000.

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 400,000 shares of its common stock to Raymond Robinson under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $160,000.

In October, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 50,000 shares of its common stock to Claudia J. Zaman, attorney., under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $8,500.

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

In June 2005, the Company issued a warrant to an employee to purchase up to 100,000 shares of the company's restricted common stock at an exercise price of $0.70 per share The shares vested monthly over three years and have a 10 year option period. The employee was terminated in February 2006 and the warrants were forfeited.

A summary of the warrant activity for the period ended December 31, 2006 is as follows:

                                                  Weighted
                                                  Average        Aggregate
                                       Warrants   Exercise       Intrinsic
                                   Outstanding    Price          Value
                                   ------------   ------------   ------------
Outstanding, December 31, 2006        1,800,000   $       0.67             $-
Granted                                 600,000           2.63             --
Forfeited / Canceled                    600,000           2.63             --
Exercised                                    --             --             --
Outstanding, December 31, 2006        1,800,000   $       0.67             $-

The weighted average remaining contractual life of warrants outstanding is 3.10 years at December 31, 2006.

Outstanding Warrants   Average            Exercisable Warrants
Range of  Number       Remaining          Average Exercise  Number
Exercise Price         Contractual Life   Price
$0.67       1,800,000           310       $0.67             1,800,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2006, and the period ended December 31, 2005 along with the weighted-average grant date fair values, were as follows.


                                      2006            2005
Expected volatility                   80.0%            0.1%
Expected life in years              5 years         5 years
Risk free interest rate               5.07%           3.38%
Dividend yield                           0%              0%

During the period ended December 31, 2006, the Company granted two warrants which expire five years from date of grant and are convertible into 300,000 shares of common stock at an exercise price of $2.63 per share to each of Brian Harcourt and Ross-Lyndon James in accordance with their respective Management Employment Agreements executed by and between them and the Company, respectively. The warrants were granted on April 5, 2006 and vest 6 months after grant. Both Mr. Harcourt and Mr. James resigned in July 24, 2006 and their warrants were forfeited.

C. Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of c ommon stock of the Company may be acquired. As of December 31 , 2006, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at December 31, 2006.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 3,800,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 3,799,000 shares had been issued and granted under the Consultants Plan.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

7. Related Party Transactions

During the year the following transactions occurred between the Company and certain related parties:

A.       Ross-Lyndon James

The following transaction took place between the Company and Ross-Lyndon James, the Company's Chief Executive Officer and Director: On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James received compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) shares of restricted common stock. All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Lyndon James resigned as the Company's Chief Executive Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

B.       Brian Harcourt

The following transaction took place between the Company and Brian Harcourt, the Company's Chief Financial Officer and Director and parties related to Brian
Harcourt:

On April 3, 2006, the Company entered into an employment agreement with Brian Harcourt who has been serving as an officer of the Company without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance. He was also granted one million eight hundred thousand (1,800,000) restricted shares of common stock upon execution of the employment agreement as a signing bonus, as well as a termination grant of two million (2,000,000) restricted shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement. The warrants expire five years after the date of grant. Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees. In July 24, 2006, Mr. Harcourt resigned as the Company's Chief Financial Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

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

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000) restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. The agreement is for six months expiring in October, 2006. The Company has fully amortized the expense for the cash and shares paid for the period ended December 31, 2006.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement in exchange for the leasehold rights in 160 acres in the County of Custer, Oklahoma, the Company has agreed to pay Summitt consideration of seventy-seven thousand (677,000) restricted shares of the Company's common stock. The shares of stock have been issued on August 22, 2006. Additionally, there is excepted from the assignment and conveyance and reserved and retained in Summitt an overriding royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by Assignee from the sale of all gas and casing head gasoline produced and sold under the lease.

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note was due on December 31, 2006 and has been extended to December 31, 2007. No interest is payable on the note. At December 31, 2006, the advances outstanding were $613,400.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

8. Commitments and Contingencies

A. Legal

On December 19, 2006, Empire Relations Group Inc. ("Empire") filed an arbitration claim against the Company in connection with a consulting agreement entered into by and between the Company and Empire on September 28, 2006. An arbitration award in the amount of $13,000 was issued against the Company on March 9, 2007, which also provided for interest at the rate of nine percent per annum, commencing 30 days after the date of the award and continuing until paid in full. The amount has been accrued in the accompanying financials..

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any other formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B. Operating Leases

On March 1, 2005, the Company' entered into a lease commitment for office and warehouse space in San Diego, California which expires February 1, 2009. This lease was disposed of with the sale of Es3 in 2005 and therefore there are no future lease obligations. Rent expense for the periods ended December 31, 2006 and 2005 were $0 and $26,078 respectively.


8. Subsequent Events (Unaudited)

A. Officer and Directors

On March 14, 2007 the Company appointed Sam Plunkett as the sole Officer and Director. On April 12, 2007, he resigned as Officer and Director. He served in the position without compensation.

On April 12, 2007 the Company appointed Linda Contreras as the sole officer and Director. She is serving in the position without compensation.

B. Summitt Oil

On January 11, 2007, the Company entered into a Consolidated Note and Security Agreement with Summitt Oil & Gas, Inc. ("Summitt"), also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, S ummitt is being issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007.

In March, 2007, the Company issued 40,000,000 restricted shares of its common stock to Summitt Oil and Gas, an affiliate of the Company in exchange for $350,000 of debt and the consulting services agreement entered into between the Company & Summitt Oil & Gas.

C. Camden Holdings

On January 11, 2007, the Company entered into certain agreements with an affiliate of the Company, Camden Holdings, Inc. ("Camden"). The first agreement was a Consolidated Note and Security Agreement wherein the Company and Camden memorialized the terms of their agreement regarding monies advanced by Camden to the Company. Pursuant to this Agreement, the Company agreed to repay Camden the sum of $650,000 plus interest at ten percent (10%) per annum by December 31, 2007. Additionally, Camden has the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company also entered into a consulting agreement with Camden wherein the Company agreed to pay Camden the sum of $450,000 for its services to the Company until December 31, 2007.