Form 10QSB
period 2007-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-05-21
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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


         9595 Wilshire Blvd., Suite 510, Beverly Hills, California 90210
                    (Address of principal executive offices)

                   (310) 275-9095 (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of May 10, 2007,84,317,759 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2007

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



                                 C O N T E N T S


Consolidated Balance Sheet (Unaudited)                                      F-3

Consolidated Statements of Operations (Unaudited)                           F-4

Consolidated Statements of Cash Flows (Unaudited)                           F-5

Consolidated Statements of Stockholders' Equity (Unaudited)                 F-6

Notes to Consolidated Financial Statements (Unaudited)                      F-7

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                                   (Unaudited)

                              ASSETS
Assets
         Current assets
                                                                   $          0
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

                    Accounts payable and accrued expenses          $  1,759,263
                    Shares to be issued                               5,000,000
                    Accrued interest payable to affiliate                14,503
                    Loan payable to affiliate                            88,682
                    Notes payable to affiliate, net                     162,500
                                                                   ------------

                             Total liabilities                        7,024,948

Stockholders' Deficit

                Common Stock, $.001 par value,
                100,000,000 shares authorized,
                84,317,759 issued and outstanding                        84,318

                Additional paid in capital                           40,982,222

                Prepaid consulting                                   (7,084,167)

                Accumulated deficit                                 (41,007,321)
                                                                   ------------
         Total Stockholders' Deficit                                 (7,024,948)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $          0
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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Period from
                                                                                January 27, 2005
                                              Three Month       Three Month       (inception)
                                              Period Ended      Period Ended        through
                                             March 31, 2007    March 31, 2006    March 31, 2007
                                              ------------      ------------      ------------
REVENUES, net                                 $         --      $         --      $         --
                                              ------------      ------------      ------------

OPERATING EXPENSES

         Professional fees                       1,250,770        12,230,750        24,606,970

         Technology license royalties                   --                --           160,417

         Depreciation and amortization                  --                --            59,811

         Other general and administrative          612,167             9,135        16,044,923
                                              ------------      ------------      ------------

         Total operating expenses                1,862,937        12,239,885        40,872,121
                                              ------------      ------------      ------------

NET OPERATING LOSS                              (1,862,937)      (12,239,885)      (40,872,121)

         Gain on settlement of debt                     --                --           215,000

                                              ------------      ------------      ------------
NET LOSS                                        (1,862,937)      (12,239,885)      (40,657,121)
                                              ============      ============      ============


NET LOSS PER SHARE (BASIC &DILUTED)                  (0.06)            (0.64)

WEIGHTED AVERAGE SHARES OUTSTANDING
 (BASIC &DILUTED)                               77,126,748        19,182,759


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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Period from
                                                                                                            January 27, 2005
                                                                           Three Month       Three Month     (inception)
                                                                           Period Ended      Period Ended      through
                                                                           Sept 30, 2006     Sept 30, 2005   March 31, 2006
                                                                           ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                            (1,862,937)     (12,239,885)     (40,657,121)

Adjustments to reconcile net loss to cash used by operating activities:

         Depreciation                                                                --               --            3,811
          Amortization on investment in custer leasehold                             --               --            9,333
         Impairment on investment in custer leasehold                                --               --           46,667
         Amortization of prepaid consulting fees                                937,083               --          937,083
         Stock issued for services                                              162,500       12,190,000       30,894,750
         Expenses paid by note payable                                               --               --          475,282
         Amortization of beneficial conversion feature                          512,500               --          512,500
         Shares to be issued                                                         --               --        5,000,000

Changes in certain assets and liabilities, net of divestiture

         Inventory                                                                   --               --          (29,102)

         Increase in Other Assets                                                    --               --         (352,087)

         Increase Accounts Payable and Accrued Expenses                         125,511           49,885        1,855,496
                                                                           ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES:                                         (125,343)              --       (1,303,388)
                                                                           ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                                        --               --          (38,952)

                                                                           ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES
                                                                                     --               --          (38,952)
                                                                           ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from convertible note, related party                               --               --          400,000
         Proceeds from related party advances                                   125,282               --          942,340
                                                                           ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            --               --        1,342,340
                                                                           ------------     ------------     ------------

Net increase (decrease) in cash &cash equivalents                          $        (61)    $         --     $         --

Cash &cash equivalents, beginning of period                                $         61     $         --     $         --
                                                                           ------------     ------------     ------------

Cash &cash equivalents, end of period                                      $         --     $         --     $         --
                                                                           ------------     ------------     ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                              $         --     $         --     $         --
                                                                           ------------     ------------     ------------

Income taxes paid                                                          $         --     $         --     $         --
                                                                           ------------     ------------     ------------

NON CASH TRANSACTIONS


Net liabilities assumed with recapitalization                              $         --     $         --     $    200,000

Divestiture of subsidiary to related party                                 $         --     $         --     $    544,340

Stock issued for debt                                                      $    350,000     $         --     $    750,000
Common stock issued for consulting services
Common stock issued for acquiring Custer Leasehold                                                           $    406,200
     (677,000 shares issued)

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
 FOR THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2007

                                   (Unaudited)


                                                                                                         Deficit
                                                                                                       accumulated       Total
                                                                        Additional                     during the      stockholder's
                                                        Common stock     paid in          Prepaid      development       equity/
                                           Shares          amount        capital        consulting       stage          (deficit)
                                         ----------    ------------    ------------    ------------   ------------     ------------

Balance, January 27, 2005 (inception)    $       --    $         --    $        --     $         --   $         --     $         --


Founder's stock issued                    8,380,000           8,380          (8,380)             --             --               --

Stock issued for debt                       800,000             800         399,200              --             --          400,000

Shares issued for license agreement       8,618,750           8,619          (8,619)             --             --               --

Effect of reverse merger                  1,384,009           1,384        (201,384)             --             --         (200,000)
Divestiture of subsidiary to
related party                                    --              --         544,340              --             --          544,340

Net loss for the year                            --              --              --              --       (807,600)        (807,600)
                                         ----------    ------------    ------------    ------------   ------------     ------------

Balance, December 31, 2005               19,182,759          19,183         725,157              --       (807,600)         (63,260)


Shares issued for employment              4,550,000           4,550       8,482,950              --             --        8,487,500

Shares issued for services               19,908,000          19,908      29,858,592      (7,633,750)            --       22,244,750

Shares issued for lease agreement           677,000             677         405,523              --       (350,200)          56,000

Net loss for the year                            --              --              --              --    (37,986,584)     (37,986,584)
                                         ----------    ------------    ------------    ------------   ------------     ------------

Balance, December 31, 2006               44,317,759    $     44,318    $ 39,472,222    $ (7,633,750)  $(39,144,384)    $ (7,261,594)
                                         ==========    ============    ============    ============   ============     ============

Shares issued for services                5,000,000           5,000         195,000        (387,500)            --         (187,500)

Shares issued for debt conversion        35,000,000          35,000         315,000                              --         350,000
Amortization of beneficial
conversion feature                                                        1,000,000                                       1,000,000
Amortization of shares issued for
services                                                                                    937,083                         937,083
Net loss for the for the three
months ended March 31, 2007                      --              --              --              --     (1,862,937)      (1,862,937)
                                         ==========    ============    ============    ============   ============     ============

Balance, March 31, 2007                  84,317,759    $     84,318    $ 40,982,222    $ (7,084,167)  $(41,007,321)    $ (7,024,948)
                                         ----------    ------------    ------------    ------------   ------------     ------------


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1.    Summary of Significant Accounting Policies

A.    Organization and General Description of Business

National Healthcare Technology, Inc. ("We" or "the Company") was incorporated under the laws of the State of Colorado, on July 6, 2005. On July 19, 2005, the Company, completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.

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

B.    Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and Generally Accepted Accounting Principles for interim financial reporting. The consolidated financial statements include the accounts of the Company. The information furnished herein reflects all adjustments consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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


J.    Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the periods ended March 31, 2007 and 2006 and from inception through March 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.


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


2.    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss of $41,007,321 and had a stockholder's deficit of $6,674,948 at March 31, 2007. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2006 Form 10-KSB.

3.    Income Taxes

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

4.    Accrued Expenses

As of March 31, 2007, the accrued expenses comprise of the following:

Payroll taxes                     $ 1,284,525
Dispute settlement                     13,000
Audit fee                              35,500
Consulting fee                        112,500
                                  -----------
                                  $ 1,445,525

5.    Note Payable


On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized 162,500 of this unamortized discount as interest expense. As of March 31, 2007, the company has recorded unamortized discount of $487,500. The note is being shown net of the unamortized discount in the accompanying financials. The Company recorded an interest payable of $14,503 for the three month period ended March 31, 2007.

6.    Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 84,317,759 issued and outstanding as of March 31, 2007.


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

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Executive Officer and Director, Ross-Lyndon James, in accordance with the terms of the Management Employment Agreement. The shares, which vested upon issuance,were recorded at the fair market value of $3,690,000 on the date of issuance.

In April 2006, the Company issued 1,800,000 shares of its unregistered common stock to its Chief Financial Officer and Director, Brian Harcourt, in accordance with the terms of the Management Employment Agreement. The shares, which vested upon issuance, were recorded at the fair market value of $3,690,000 on the date of issuance.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 3,500,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services. The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $1,793,750 as consulting expense. During the three month period ended March 31, 2007, the Company amortized $597,917.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense. During the three month period ended March 31, 2007, the Company amortized $119,583.

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

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 1,800,000 shares of the Company's common stock to Summit Oil & Gas, a related party, for consulting services The Company recorded the expense at the fair market value of shares of $3,690,000

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Bluefin, LLC for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense. During the three month period ended March 31, 2007, the Company amortized $119,583.

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

On August 17, 2006, in accordance with the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc. In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 500,000 shares of its common stock to Ramp International, Inc., under the Company's 2006-1 Consultant and Employee Services Plan. This share issuance represents prepaid consulting expense for the period from September 2, 2006 through February 2, 2007 with this expense to be amortized over 18 months. The agreement was based on fair market value totaling $500,000 of which $400,000 was amortized during the year ended December 31, 2006. During the three month period ended March 31, 2007, the Company amortized $100,000. The Company also owed Ramp a cash payment of $215,000 which was waived off by Ramp as of December 31, 2006, so this amount has been recorded as a gain on settlement of debt.

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

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. The company recorded a beneficial conversion of $350,000 on the note. The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. As of March 31, 2007, the company has recorded a prepaid consulting of $387,500 on the agreement

B.    Warrants

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

No warrants were granted during the three month period ended March 31, 2007:

The weighted average remaining contractual life of warrants outstanding is 2.80 years at March 31, 2007.

  Outstanding Warrants                                    Exercisable Warrants
--------------------------------------------------------------------------------
    Range         of Number      Average             Average           Number
 Exercise Price                 Remaining           Intrinsic Value
                               Contractual Life
   $0.67           1,800,000          2.80               -             1,800,000
--------------------------------------------------------------------------------

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year periods March 31, 2007, and the period ended March 31, 2006 along with the weighted-average grant date fair values, were as follows.

                                      2006
------------------------------------- -----------------------------------
 Expected volatility                  80.0%
  Expected life in years              5 years
Risk free interest rate               5.07%
  Dividend yield                      0%
------------------------------------- -----------------------------------


C.    Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. As of March 31, 2007, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at March 31, 2007.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 3,800,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of March 31, 2007 a total of 3,799,000 shares had been issued and granted under the Consultants Plan.

5.    Related Party Transactions

A.    Boston Equities Corporation

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which owns approximately 25% of the Company's outstanding and issued common stock:

On April 3, 2006, the Company entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summit") to provide business management services and advice as it relates to the future of the company. Under the terms of the Agreement, the Company shall pay Summitt a fee of two hundred and fifty thousand dollars ($250,000) in cash plus one million eight hundred thousand (1,800,000)
restricted of the Company's common stock. The fee is non-refundable and considered earned when the shares are delivered. The agreement is for six months expiring in October, 2006. The Company has fully amortized the expense for the cash and shares paid as of December 31, 2006.

On April 4, 2006, the Company entered into an assignment of an oil and gas lease with Summitt. Under the agreement in exchange for the leasehold rights in 160 acres in the County of Custer, Oklahoma, the Company has agreed to pay Summitt consideration of seventy-seven thousand (677,000) restricted shares of the Company's common stock. The shares of stock were issued on August 22, 2006. Additionally, there is excepted from the assignment and conveyance and reserved and retained in Summitt an overriding royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by Assignee from the sale of all gas and casing head gasoline produced and sold under the lease.

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note was due on December 31, 2006 and has been extended to December 31, 2007 and on January 11, 2007 was increased to $650,000. Interest is being accrued at 10$ per annum. At March 31, 2007, the advances outstanding were $388,682.

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. The company recorded a beneficial conversion of $350,000 on the note. The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. As of March 31, 2007, the company has recorded a prepaid consulting of $387,500 on the agreement.


On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized 162,500 of this unamortized discount as interest expense. As of March 31, 2007, the company has recorded unamortized discount of $487,500. The note is being shown net of the unamortized discount in the accompanying financials.


6.    Commitments and Contingencies

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

B.    Operating Leases

The Company currently has an office at 1660 Union Street, Suite 200, San Diego, CA 92101, which it maintains


7.    Subsequent events


In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 100,000 shares of its common stock to Claudia J. Zaman, attorney. The Company recorded the transaction at the fair market value of shares of $24,000, recognized $10,000 of expense in April, 2007 and recorded $14,000 as prepaid legal fees.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 100,000 shares of its common stock to Stephen Taylor, consultant. The Company recorded the transaction at the fair market value of shares of $48,000.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of its common stock to Dieu Vuong, consultant. The Company recorded the transaction at the fair market value of shares of $180,000.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Additional risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10-KSB/A for the year ended December 31, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.


General

There was no revenue during the periods ended March 31, 2007 and March 31, 2006. Expenses in the three month period ended March 31, 2007, of $1,862,937, were significantly less than the three month period ended March 31, 2006, $12,239,885. The reduction is due to the non-recurring expenses incurred in 2006 related to changing the direction of the Company.

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

In April 2006 we executed an assignment of an oil and gas lease under which we acquired 100% of the leasehold rights to drill and otherwise exploit 160 acres of certain underlying oil and gas reserves located in the County of Custer, Oklahoma, which we acquired from Summitt for 677,000 restricted shares of our common stock and agreed to pay Summitt a royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by us from the sale of all gas and casinghead gasoline produced and sold under the lease. The leasehold interest is not developed and accordingly not currently producing oil or gas. Upon receiving the necessary capitalization, we intend to explore the development of this field. During the quarter ended fiscal 2006, the Company issued 677,000 of its common stock to Summitt and recorded an expense of $9,333 in connection with this agreement during the quarter.

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

In April 2006, we also engaged Camden Holdings, Inc. ("Camden"), an entity experienced in the energy sector that will assist the Company in locating oil and gas opportunities for us. Camden's services include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. We have also been able to leverage our relationship with Camden to obtain short-term financing as needed. Camden has also agreed to advance sums to the Company to assist in funding its operations over the short-term. As of March 31, 2007 , Camden has advanced the Company the sum of $88,682. In addition, the company also has a convertible note payable to Camden Holdings (See Notes 5).

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

During the quarter ended September 30, 2006, the Company compensated certain third party individuals who provided services to the Company. In August and September, 2006, 600,000 shares were issued for services. In September, 2006, an additional 740,000 shares were issued to consultants for services under the Company's 2006-1 Consultants and Employees Services Plan. This Plan was adopted in September, 2006 and reserved 3,800,000 shares of the Company's common stock to consultants and employees, which shares were registered in September, 2006. At December 31, 2006 and at March 31, 2007, 3,799,000 shares were issued under the Plan.

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

Estimated Funding Required During the Next Twelve Months:

-------------------------------------------- --------------- --- ---------------
Prospect Development & Seismic                   $ 1,000,000   to    $ 5,000,000
----------------------------------------------   -----------   ---   -----------
Drilling & Development                           $ 2,500,000   to    $ 5,000,000
----------------------------------------------   -----------   ---   -----------
Offering Costs & Expenses                        $    50,000   to    $    50,000
----------------------------------------------   -----------   ---   -----------
General Corporate Expenses                       $   100,000   to    $   150,000
----------------------------------------------   -----------   ---   -----------
Working Capital                                  $   700,000   to    $ 1,000,000
----------------------------------------------   -----------   ---   -----------
    Total                                        $ 4,350,000   to    $11,200,000
----------------------------------------------   -----------   ---   -----------

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

Item  3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period ended March 31, 2007, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 in May 2006, our auditor discovered numerous errors in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2006. As of the period covered by this report, we believe that the material weaknesses no longer exist. The material weaknesses were primarily a result of our having no controller and no qualified personnel and as a result transactions were omitted, recorded incorrectly, or recorded without support.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ending March 31, 2007, we issued no securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

The Company's CEO and CFO resigned in April 2007 and was replaced by Linda Contreras, who was also appointed as the sole officer.

In April, 2007, the Company held a Special Meeting of Shareholders' where a re-incorporation in Nevada was approved along with a name change to Brighton Oil & Gas, Inc. The shareholders also ratified the 2006 Stock Option Plan.

Item 6.     Exhibits and Reports on Form 10-Q.

a) Exhibits.

----------  --------------------------------------------------------------------
      10.4 Consulting Agreement dated April 3, 2006 by and between Summitt Oil and Gas, Inc. and Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.5 Management Employment Agreement dated April 3, 2006 by and between Ross Lyndon James and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.6 Management Employment Agreement dated April 3, 2006 by and between Brian Harcourt and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.7 2006 Employee Stock Option Plan (previously filed as an exhibit to the Company's Form 8-K, file no. 001-28911, on April 5, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.8 Consulting Agreement by and between us and Camden Holdings, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.9 Consulting Agreement by and between us and Design, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.10 Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.11 Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.12 Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006(previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.13 Promissory note executed by us to repay Camden Holdings, Inc. dated April 25, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
----------  --------------------------------------------------------------------
      10.14 Promissory note executed by us to repay Camden Holdings, Inc. dated June 8, 2006 (previously filed and incorporated herein by reference)
----------  --------------------------------------------------------------------
      10.16 Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
----------  --------------------------------------------------------------------
      10.17 Consulting agreement with Camden Holdings,Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
----------  --------------------------------------------------------------------
      10.18 Consolidated note and security agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
----------  --------------------------------------------------------------------
      10.18 Consulting agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
----------  --------------------------------------------------------------------
      31.1 Certification by Sam Plunkett, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
----------  --------------------------------------------------------------------
      31.2 Certification by Sam Plunkett, Chief Financial Officer, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.
----------  --------------------------------------------------------------------
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

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: May 16, 2007


By:
-------------------------------------
Linda Contreras
Chief Executive Officer