Form 10KSB/A
period 2006-12-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-08-20
CIK 1024626

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

As of April 11, 2007, the issuer had 81,517,759 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                                     PART I

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

           Fiscal Year Ending December 2005                HIGH    LOW
           ===========================================   ======= ======
           Quarter Ending March 31, 2005                    3.15   2.50
           -------------------------------------------   ------- ------
           Quarter Ending June 30, 2005                     3.00   1.50
           -------------------------------------------   ------- ------
           Quarter Ending September 30, 2005                2.50   2.05
           -------------------------------------------   ------- ------
           Quarter Ending December 31, 2006                 2.25   1.50
           -------------------------------------------   ------- ------

           Fiscal Year Ending December 2006               HIGH    LOW
           ===========================================   ======= ======
           Quarter Ending March 31, 2006                    3.00   2.35
           -------------------------------------------   ------- ------
           Quarter Ending June 30, 2006                     1.25   1.25
           -------------------------------------------   ------- ------
           Quarter Ending September 30, 2006                0.28   0.28
           -------------------------------------------   ------- ------
           Quarter Ending December 31, 2006                 0.04   0.04
           ===========================================   ======= ======


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

Plan of Operation
In conjunction with our change of direction, in April 2006, we entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summitt"), as well as other third parties, to provide business management services, and advice as it relates to the future of the company. This service shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business. In April 2006 we executed an assignment of an oil and gas lease under which we acquired 100% of the leasehold rights to drill and otherwise exploit 160 acres of certain underlying oil and gas reserves located in the County of Custer, Oklahoma, which we acquired from Summitt for 677,000 restricted shares of our common stock and agreed to pay Summitt a royalty equal to 3% of the value of all oil produced and removed under the lease and the net proceeds received by us from the sale of all gas and casinghead gasoline produced and sold under the lease. The leasehold interest is not developed and accordingly not currently producing oil or gas. Upon receiving the necessary capitalization, we intend to explore the development of this field. The shares were valued at $406,200. The Company recorded the asset at the historical cost of $56,000 to the related party and recorded $350,200 as a deemed dividend to the related party. As of December 31, 2006 the Company impaired the balance of the lease of $46,667.

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

In July, 2006, the Company entered into a Consulting Agreement with Catalyst Consulting Partners, LLC to provide the Company with business consulting services in exchange for the issuance of 518,000 shares of the Company's common stock. These shares were issued during the quarter ended September 30, 2006.
In September, 2006, the Company entered into a Consulting Agreement with Summitt Ventures Inc. ("SVI") for six months which required the Company to issue 2,70,000 of its common stock to SVI for services to be provided to the Company including business management services and related services. These shares were issued in September, 2006.

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

Estimated Funding Required During the Next Twelve Months:

-------------------------------------- --------------- --- ---------------------
Prospect Development & Seismic              $1,000,000  to    $5,000,000
-------------------------------------- --------------- --- ---------------------
Drilling & Development                      $2,500,000  to    $5,000,000
-------------------------------------- --------------- --- ---------------------
Offering Costs & Expenses                      $50,000  to       $50,000
-------------------------------------- --------------- --- ---------------------
General Corporate Expenses                    $100,000  to      $150,000
-------------------------------------- --------------- --- ---------------------
Working Capital                               $700,000  to    $1,000,000
-------------------------------------- --------------- --- ---------------------
    Total                                   $4,350,000  to   $11,200,000
-------------------------------------- --------------- --- ---------------------

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

A summary of the warrant activity for the period ended December 31, 2006 is as follows:

-------------------------------------- ----------------------- ----------------------- ----------------------
                                       Warrants Outstanding    Weighted Average        Aggregate Intrinsic
                                                               Exercise Price          Value
-------------------------------------- ----------------------- ----------------------- ----------------------
Outstanding, December 31, 2005         1,800,000               $0.67                   $-
Granted                                600,000                  2.63                    -
Forfeited / Canceled                   600,000                  2.63                    -
Exercised                              -                        -                       -
Outstanding, December 31, 2006         1,800,000               $0.67                   $-
-------------------------------------- ----------------------- ----------------------- ----------------------

The weighted average remaining contractual life of warrants outstanding is 3.10 years at December 31, 2006.


-------------------------------------------------------------------------------------------------------------
Outstanding Warrants                                               Exercisable Warrants
----------------------- --------------------- -------------------- --------------------- --------------------
Range of Exercise       Number                Average Remaining    Average Exercise      Number
Price                                         Contractual Life     Price
$0.67                   1,800,000             3.10                 $0.67                 1,800,000
----------------------- --------------------- -------------------- --------------------- --------------------


The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2006, and the period ended December
31, 2005 along with the weighted-average grant date fair values, were as follows.


------------------------------------- ----------------------------------- -----------------------------------
                                      2006                                2005
------------------------------------- ----------------------------------- -----------------------------------
Expected volatility                   80.0%                               0.1%
Expected life in years                5 years                             5 years
Risk free interest rate               5.07%                               3.38%
Dividend yield                        0%                                  0%
------------------------------------- ----------------------------------- -----------------------------------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Identification of Directors and
Executive Officers of the Company Our current officers and directors consist of the following persons:

        NAME                         AGE      OFFICE                  SINCE

       --------------------         ------   -------------------      -----
       Linda Contreras               26       Director                 2007


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

Item 10. Executive Compensation.

During fiscal 2006 we paid a total of $12,716,173- in executive compensation of which $256,173 was regular compensation and $12,460,000, was through stock issuances (a total of 8,800,000 shares). The table below shows the compensation split:

------------------------- ----------------------- ----------------------- -----------------------
                            Cash compensation        Stock issuances        Total Compensation
------------------------- ----------------------- ----------------------- -----------------------
Ross Lyndon James                        $91,250              $6,190,000              $6,281,250
------------------------- ----------------------- ----------------------- -----------------------
Brian Harcourt                            96,250               6,190,000               6,281,250
------------------------- ----------------------- ----------------------- -----------------------
Sam Petrossian                            68,673                  80,000                 148,673
------------------------- ----------------------- ----------------------- -----------------------
                                        $256,173             $12,460,000             $12,716,173
------------------------- ----------------------- ----------------------- -----------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

There were 81,517,759 shares of our common stock issued and outstanding on April 11, 2007. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

---------------------------------------- -------------------- ------------------
NAME AND ADDRESS                         NUMBER OF SHARES       PERCENT
                                         OWNED BENEFICIALLY     OF SHARES OWNED
---------------------------------------- -------------------- ------------------
Boston Equities Corporation(2)(2)        9,007,503                10.68%
 1660 Union Street
San Diego, CA 90802
---------------------------------------- -------------------- -----------------
Summitt Oil & Gas(1)                     41,833,721                52.94%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
 ---------------------------------------- --------------------------------------
ALL DIRECTORS AND EXECUTIVE OFFICERS     0                0.00%

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



Item 13. Exhibits and Reports on Form 8-K

Exhibits


----  ----- --------------------------------------------------------------------
      10.4 Consulting Agreement dated April 3, 2006 by and between Summitt Oil and Gas, Inc. and Company (previously filed as an exhibit to our Form 8K, file no. 00128911, on April 5, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.5 Management Employment Agreement dated April 3, 2006 by and between Ross Lyndon James and the Company (previously filed as an exhibit to our Form 8K, file no. 00128911, on April 5, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.6 Management Employment Agreement dated April 3, 2006 by and between Brian Harcourt and the Company (previously filed as an exhibit to our Form 8K, file no. 00128911, on April 5, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.7 2006 Employee Stock Option Plan (previously filed as an exhibit to the Company's Form 8K, file no. 00128911, on April 5, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.8 Consulting Agreement by and between us and Camden Holdings, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10KSB/A, file no. 00128911, on June 8, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.9 Consulting Agreement by and between us and Design, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10KSB/A, file no. 00128911, on June 8, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.10 Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006 (previously filed as an exhibit to our Form 10KSB/A, file no. 00128911, on June 8, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.11 Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10KSB/A, file no. 00128911, on June 8, 2006, and incorporated herein by reference).
----  ----- --------------------------------------------------------------------
      10.12 Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006(previously filed as an exhibit to our Form 10KSB/A, file no. 00128911, on June 8, 2006, and incorporated herein by reference).

----  ----- --------------------------------------------------------------------
      10.13 Promissory note executed by us to repay Camden Holdings,  Inc. dated
            April 25, 2006 (previously  filed as an exhibit to our Form 10KSB/A, file no.  00128911,  on June 8,  2006,  and  incorporated  herein by reference).
----  ----- --------------------------------------------------------------------
      10.14 Promissory note executed by us to repay Camden Holdings,  Inc. dated
            June 8, 2006 (previously filed and incorporated herein by reference)
----  ----- --------------------------------------------------------------------
      10.16 Consolidated note and security agreement with Camden Holdings,  Inc.
            dated  January 5, 2007  (previously  filed as an exhibit to our form
            8K, file no. 0128911 and incorporated herein by reference)
----  ----- --------------------------------------------------------------------
      10.17 Consulting agreement with Camden Holdings,Inc. dated January 5, 2007
            (previously filed as an exhibit to our form 8K, file no. 0128911 and incorporated herein by reference)
----  ----- --------------------------------------------------------------------
      10.18 Consolidated  note and  security  agreement  with Summitt Oil & Gas,
            Inc., Inc. dated January 5, 2007 (previously  filed as an exhibit to our form 8K, file no. 0128911 and incorporated herein by reference)
----  ----- --------------------------------------------------------------------
      10.18 Consulting  agreement  with  Summitt  Oil & Gas,  Inc.,  Inc.  dated
            January 5, 2007 (previously filed as an exhibit to our form 8K, file
            no. 0128911 and incorporated herein by reference)
----  ----- --------------------------------------------------------------------
31    31.1  Certification by Sam Plunkett,  Chief Executive Officer, as required under Section 302 of SarbannesOxley Act of 2002, attached hereto.
----  ----- --------------------------------------------------------------------
      31.2  Certification by Sam Plunkett,  Chief Financial Officer, as required under  Section  302 of the  SarbannesOxley  Act  of  2002,  attached hereto.
----  ----- --------------------------------------------------------------------
32    32.1  Certification as required under Section 906 of SarbannesOxley Act of
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

                                           National Healthcare Technology, Inc.

                                           By: /s/ Linda Contreeras
                                           -------------------------------
                                                   Linda Contreras,
                                                   Chief Executive Officer

                                           Dated: August 17, 2007


 In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          /s/ Linda Contreras

                                          Linda Contreras,
                                          CEO, CFO, Director

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                    CONTENTS

 Report of Independent Registered Public Accounting Firm                     F-3

Consolidated Balance Sheet (restated)                                        F-4

Consolidated Statement of Operations (restated)                              F-5

Consolidated Statement of Changes in Shareholders' Deficit (restated)        F-6

Consolidated Statement of Cash Flows (restated)                              F-7

Notes to Consolidated Financial Statements (restated)                 F-8 - F-19

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred cumulative losses of $38,064,384 and net losses of $36,906,584 for the year ended December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As stated in Note 10, the Financial Statements for the year ended December 31, 2006 have been restated.

/s/ Kabani & Company, Inc.
--------------------------

Los Angeles, California

 February 15, 2007 except for Note 10 which is as of August 11, 2007

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (RESTATED)
                                     ASSETS
Assets 0



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                 Current assets:


                             Cash                                  $         61
                                                                   ------------



                         Total Assets                              $         61
                                                                   ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT
                   Current liabilities:


                       Accounts payable                            $    328,730
                      Accrued expenses                                1,319,525
                     Shares to be issued                              5,000,000
                  Notes payable to affiliate                            613,400
                                                                   ------------
                  Total Current Liabilities                           7,261,655

                  Stockholders' Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized,
  41,517,759 issued and outstanding as of December 31, 2006              41,518
                  Additional paid in capital                         38,395,022
                      Prepaid consulting                             (7,633,750)
                     Accumulated deficit                            (38,064,384)
                                                                   ------------
                 Total stockholders' deficit                         (7,261,594)
                                                                   ------------



         Total liabilities and stockholders' deficit               $         61
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2006 AND FROM JANUARY 27, 2005
           (INCEPTION) TO DECEMBER 31, 2006 AND THE CUMMULATIVE PERIOD
             FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2006,


                                                                                                           Period from
                                                                                 Period from January     January 27, 2005
                                                                Year Ended             27, 2005           (inception) to
                                                             December 31, 2006       (inception) to     December 31, 2006
                                                                (RESTATED)         December 31, 2005       (RESTATED)

 NET REVENUE                                                   $         --          $         --          $         --
                                                               ------------          ------------          ------------

OPERATING EXPENSES

        Professional fees                                        21,810,896               465,304            22,276,200

        Technology license royalties                                     --               160,417               160,417

        Depreciation, amortization and impairment                    56,000                 3,811                59,811

        Other general and administrative                         15,254,688               178,068            15,432,756
                                                               ------------          ------------          ------------
        Total operating expenses
                                                                 37,121,584               807,600            37,929,184
                                                               ------------          ------------          ------------


NET OPERATING LOSS                                              (37,121,584)             (807,600)          (37,929,184)


        Gain on settlement of debt                                  215,000                    --               215,000
                                                               ------------          ------------          ------------

 NET LOSS                                                      $(36,906,584)         $   (807,600)         $(37,714,181)
                                                               ============          ============          ============


 LOSS PER SHARE - BASIC & DILUTED                              $      (1.13)         $      (0.06)         $      (1.63)
                                                               ============          ============          ============

 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED           32,695,891            14,579,683            23,124,816
                                                               ============          ============          ============


Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.


The accompanying notes are an integral part of these financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2006
                                   (RESTATED)


                                              Shares     Common stock    Additional     Prepaid       Deficit         Total
                                                           amount         paid in      consulting   accumulated    stockholder's
                                                                          capital                    during the   equity/(deficit)
                                                                                                     development
                                                                                                        stage
Balance, January 27, 2005 (inception)      $         --  $         --  $         --   $         --   $         --   $         --

Founder's stock issued                        8,380,000         8,380        (8,380)            --             --             --
Stock issued for debt                           800,000           800       399,200             --             --        400,000
Shares issued for license agreement           8,618,750         8,619        (8,619)            --             --             --
Effect of reverse merger                      1,384,009         1,384      (201,384)            --             --       (200,000)
Divestiture of subsidiary to related party           --            --       544,340             --             --        544,340
Net loss for the year                                --            --            --             --       (807,600)      (807,600)

Balance, December 31, 2005                   19,182,759        19,183       725,157             --       (807,600)       (63,260)

Shares issued for employment                  4,550,000         4,550     8,482,950             --             --      8,487,500
Shares issued for services                   17,108,000        17,108    28,781,392     (7,633,750)            --     21,164,750
Shares issued for lease agreement               677,000           677       405,523             --       (350,200)        56,000
Net loss for the year                                --            --            --             --    (36,846,584)   (36,906,584)

Balance, December 31, 2006                   41,517,759  $     41,518  $ 38,395,022   $ (7,633,750)  $(38,004,384)  $ (7,261,594)




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
             FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2006


                                                                                Year Ended          Period from      Period from
                                                                                December 31,         January 27,     January 27,
                                                                                   2006                 2005            2005
                                                                                                    (inception)      (inception)
                                                                                                      through          through
                                                                                                    December 31,     December 31,
                                                                                                       2005              2006
                                   CASH FLOWS FROM OPERATING ACTIVITIES         (RESTATED)                            (RESTATED)

                                                               Net loss         (36,906,584)          (807,600)       (37,714,184)

Adjustments to reconcile net loss to cash used by operating activities:
                                                           Depreciation
                                                                                         --              3,811              3,811
                         Amortization on investment in custer leasehold               9,333                 --              9,333
                           Impairment on investment in custer leasehold              46,667                 --             46,667
                                              Stock issued for services          29,652,250                 --         29,652,250
                                                    Shares to be issued           5,000,000                 --          5,000,000
          Changes in certain assets and liabilities, net of divestiture
                                                  Increase in Inventory                  --            (29,102)           (29,102)
                                               Increase in Other assets                  --             (2,087)            (2,087)
                                           Increase in Accrued expenses           1,319,525                 --          1,319,525
                      Increase in Accounts payable and accrued expenses             265,470            144,990            410,460
                               CASH FLOWS USED IN OPERATING ACTIVITIES:            (613,339)          (689,988)        (1,303,327)

                                  CASH FLOWS FROM INVESTING ACTIVITIES:
                                                   Capital expenditures                  --            (38,952)           (38,952)
                                CASH FLOWS USED IN INVESTING ACTIVITIES        $         --       $    (38,952)      $    (38,952)

                                   CASH FLOWS FROM FINANCING ACTIVITIES
                         Proceeds from convertible note - related party                  --            400,000            400,000
                                                 Related party advances             613,400            328,940            942,340
                            CASH FLOWS PROVIDED BY FINANCING ACTIVITIES        $    613,400       $    728,940       $  1,342,340

                                 NET INCREASE IN CASH &CASH EQUIVALENTS        $         61       $         --       $         61
                            CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD        $         --       $         --       $         --
                                  CASH &CASH EQUIVALENTS, END OF PERIOD        $         61       $         --       $         61

                                    SUPPLEMENTAL CASH FLOW INFORMATION:
                                                          Interest paid        $         --       $         --       $         --
                                                      Income taxes paid        $         --       $         --       $         --
                          Net liabilities assumed with recapitalization        $         --       $         --       $    200,000
                             Divestiture of subsidiary to related party        $         --       $         --       $    544,340
                                           Common stock issued for debt        $         --       $         --       $    400,000
            Common stock issued for acquiring Custer Leasehold (677,000
                                                         shares issued)        $    406,200       $         --       $    406,200



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

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss of $38,064,384 and had a stockholder's deficit of $7,261,594 at December 31, 2006.

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

3. Income Taxes
 Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $12,548,239,and $274,584 respectively and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2006, the Company had available federal and state net operating loss carryforwards amounting to approximately $38,064,384 that are available to offset future federal and state taxable income and that expire in various periods through 2026 for federal tax purposes and 2013 for state tax purposes. No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes


INCOME TAX

Net deferred tax asset                                  $       12,548,239
Less valuation allowance                                       (12,548,239)
                                                        -------------------
Net deferred tax asset                                  $                -
                                                        ===================

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                    December 31   December 31
                                                        2006         2005
                                                        ------------------
Tax expense (credit) at statutory rate-federal          (34)%        (34)%
State tax expense net of federal tax                     (6)          (6)
Valuation allowance                                      40            40
                                                        ------------------
Tax expense at actual rate                                -            -
                                                        ==================


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


5.  Accrued Expenses

As of December 31, 2006, the accrued expenses comprise of the following:

Accrued payroll taxes             $   1,277,025
Accrued dispute settlement               13,000
Accrued audit fee                        29,500
                                  --------------
                                  $   1,319,525


6. Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 41,517,759 issued and outstanding as of December 31, 2006.


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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 2,700,000 shares of its common stock to Summitt Ventures, under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $1,680,000.

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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


 A summary of the warrant activity for the period ended December 31, 2006 is as follows:


-------------------------------------- ----------------------- ----------------------- ----------------------
                                       Warrants Outstanding    Weighted Average        Aggregate Intrinsic
                                                               Exercise Price          Value
-------------------------------------- ----------------------- ----------------------- ----------------------
 Outstanding, December 31, 2006        1,800,000               $0.67                   $-
 Granted                               600,000                  2.63                    -
 Forfeited / Canceled                  600,000                  2.63                    -
 Exercised                             -                        -                       -
 Outstanding, December 31, 2006        1,800,000               $0.67                   $-
-------------------------------------- ----------------------- ----------------------- ----------------------

The weighted average remaining contractual life of warrants outstanding is 3.10 years at December 31, 2006.


--------------------------------------------- -------------------- ------------------------------------------
  Outstanding Warrants                                             Exercisable Warrants
----------------------- --------------------- -------------------- --------------------- --------------------
Range of Exercise       Number                Average  Remaining   Average Exercise      Number
Price                                         Contractual Life     Price
$0.67                   1,800,000             310                  $0.67                 1,800,000
----------------------- --------------------- -------------------- --------------------- --------------------

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2006, and the period ended December
31, 2006 along with the weighted-average grant date fair values, were as follows.

------------------------------------- ----------------------------------- -----------------------------------
                                      2006                                2005
------------------------------------- ----------------------------------- -----------------------------------
 Expected volatility                  80.0%                               0.1%
 Expected life in years               5 years                             5 years
 Risk free interest rate              5.07%                               3.38%
 Dividend yield                       0%                                  0%
------------------------------------- ----------------------------------- -----------------------------------

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


9. Subsequent Events (Unaudited)

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

10. Restatement

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2006, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the issuance of shares pursuant to a consulting agreement was recorded twice and expensed due to wrong certification by the stock transfer agent. The company has restated its financial statements as of December 31, 2006 for that correction.

The Company has restated its financial statements for these adjustments as of December 31, 2006.

The effect of the correction of the error is as follows:

                                                     AS
                                                 PREVIOUSLY            AS
                                                  REPORTED          RESTATED
                                               --------------     --------------

                     BALANCE SHEET
                                                     As of December 31, 2006
                                               ---------------------------------
Stockholder's Equity:
      Additional paid-in capital                $ 39,472,222       $ 38,395,022
      Accumulated deficit                       $(39,144,384)      $(38,064,384)

                STATEMENT OF OPERATIONS:

                                               For the period from inception to
                                                       December 31, 2006
                                               ---------------------------------
      Professional fee                          $ 23,356,200       $ 22,276,200
      Total operating expenses                  $ 39,009,184       $ 37,929,184

      Net operating loss                        $ 39,009,184       $ 37,929,184
      Net loss                                  $ 38,794,184       $ 37,714,184

   STATEMENT OF CASH FLOWS:
                                               For the period from inception to
                                                       December 31, 2006
                                               ---------------------------------
NET LOSS                                        $ 38,794,184       $ 37,714,184
CASH FLOWS FROM OPERATING ACTIVITIES
      Adjustments to reconcile net loss to
       cash used by operating activities:
      Stock issued for services                 $ 30,732,250       $ 29,652,250