Form 10QSB/A
period 2007-03-31
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-08-20
CIK 1024626

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of May 10, 2007,51,517,759 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



                                    CONTENTS

Consolidated Balance Sheet (Unaudited)(restated)                           F-3

Consolidated Statements of Operations (Unaudited)restated)                 F-4

Consolidated Statements of Cash Flows (Unaudited)(restated)                F-5

Consolidated Statements of Stockholders' Equity (Unaudited)(restated)      F-6

Notes to Consolidated Financial Statements (Unaudited)                     F-7

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                                   (Unaudited)

                                                                    (RESTATED)
                                                                   ------------

                              ASSETS
Assets
   Current assets
                                                                   $          -

                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

   Accounts payable and accrued expenses                           $  1,759,263
   Shares to be issued                                                5,000,000
   Accrued interest payable to affiliate                                 14,503
   Loan payable to affiliate                                             88,682
   Notes payable to affiliate, net                                      162,500
                                                                   ------------

         Total liabilities                                            7,024,948

Stockholders' Deficit

   Common Stock, $.001 par value,
   100,000,000 shares authorized,
   81,517,759 issued and outstanding                                     81,518

   Additional paid in capital                                        39,905,022

   Prepaid consulting                                                (7,084,167)

   Accumulated deficit                                              (39,927,321)
                                                                   ------------
         Total Stockholders' Deficit                                 (7,024,948)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $         --
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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               Period from January 27,
                                      Three Month Period Ended    Three Month Period Ended         2005 (inception)
                                           March 31, 2007              March 31, 2006          through March 31, 2007
                                                                                                      (Restated)
                                      ------------------------    ------------------------    ------------------------


REVENUES, net                         $                     --    $                     --    $                     --
                                      ------------------------    ------------------------    ------------------------

OPERATING EXPENSES

   Professional fees                                 1,250,770                  12,230,750                  23,526,970

   Technology license royalties                             --                          --                     160,417

   Depreciation and amortization                            --                          --                      59,811

   Other general and administrative                    612,167                       9,135                  16,044,923
                                      ------------------------    ------------------------    ------------------------

   Total operating expenses                          1,862,937                  12,239,885                  39,792,121
                                      ------------------------    ------------------------    ------------------------

NET OPERATING LOSS                                  (1,862,937)                (12,239,885)                (39,792,121)

   Gain on settlement of debt                               --                          --                     215,000
                                      ------------------------    ------------------------    ------------------------
NET LOSS                                            (1,862,937)                (12,239,885)                (39,577,121)
                                      ========================    ========================    ========================


NET LOSS PER SHARE (BASIC &DILUTED)                      (0.06)                      (0.64)

WEIGHTED AVERAGE SHARES OUTSTANDING
 (BASIC &DILUTED)                                   74,326,748                  19,182,759




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

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Period from
                                                                                                             January 27, 2005
                                                               Three Month Period        Three Month           (inception)
                                                                 Ended March 31,        Period Ended        through March 31,
                                                                       2007            March 31, 2006             2006
                                                                                                               (Restated)
                                                               ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             (1,862,937)          (12,239,885)          (39,577,121)

Adjustments to reconcile net loss to cash used by operating activities:

   Depreciation                                                                 --                    --                 3,811
   Amortization on investment in custer leasehold                               --                    --                 9,333
   Impairment on investment in custer leasehold                                 --                    --                46,667
   Amortization of prepaid consulting fees                                 937,083                    --               937,083
   Stock issued for services                                               162,500            12,190,000            29,814,750
   Expenses paid by note payable                                                --                    --                    --
   Amortization of beneficial conversion feature                           512,500                    --               512,500
   Shares to be issued                                                          --                    --             5,000,000

Changes in certain assets and liabilities, net of divestiture

   Inventory                                                                    --                    --               (29,102)

   Increase in Other Assets                                                     --                    --                (2,087)

   Increase Accounts Payable and Accrued Expenses                          125,511                49,885             1,855,496
                                                                ------------------    ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES:                                    (125,343)                   --            (1,428,670)
                                                                ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                         --                    --               (38,952)

                                                                ------------------    ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES
                                                                                --                    --               (38,952)
                                                                ------------------    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from convertible note, related party                                --                    --               400,000
   Proceeds from related party advances                                    125,282                    --             1,067,622
                                                                ------------------    ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       --                    --             1,467,622
                                                                ------------------    ------------------    ------------------

Net increase (decrease) in cash &cash equivalents               $              (61)   $               --    $               --

Cash &cash equivalents, beginning of period                     $               61    $               --                   $--
                                                                ------------------    ------------------    ------------------

Cash &cash equivalents, end of period                           $               --    $               --    $               --
                                                                ------------------    ------------------    ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $               --    $               --    $               --
                                                                ------------------    ------------------    ------------------

Income taxes paid                                               $               --    $               --    $               --
                                                                ------------------    ------------------    ------------------

NON CASH TRANSACTIONS


Net liabilities assumed with recapitalization                   $               --    $               --    $          200,000

Divestiture of subsidiary to related party                      $               --    $               --    $          544,340

Stock issued for debt                                           $          350,000    $               --    $          750,000
Common stock issued for consulting services
Common stock issued for acquiring Custer Leasehold                                                          $          406,200
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

                                   (Unaudited)
                                   (Restated)


                                                                      Common stock       Additional paid in
                                                    Shares                amount               capital
                                             -------------------   -------------------   -------------------


Balance, January 27, 2005 (inception)        $                --   $          --         $                 --


Founder's stock issued                                 8,380,000                 8,380                (8,380)

Stock issued for debt                                    800,000                   800               399,200

Shares issued for license agreement                    8,618,750                 8,619                (8,619)

Effect of reverse merger                               1,384,009                 1,384              (201,384)

Divestiture of subsidiary to related party                    --                    --               544,340

Net loss for the year                                         --                    --                    --
                                             -------------------   -------------------   -------------------


Balance, December 31, 2005                            19,182,759                19,183               725,157


Shares issued for employment                           4,550,000                 4,550             8,482,950

Shares issued for services                            17,108,000                17,108            28,781,392

Shares issued for lease agreement                        677,000                   677               405,523

Net loss for the year                                         --                    --                    --
                                             -------------------   -------------------   -------------------


Balance, December 31, 2006                   $        41,517,759   $            41,518   $        38,395,022
                                             ===================   ===================   ===================


Shares issued for services                             5,000,000                 5,000               195,000

Shares issued for debt conversion                     35,000,000                35,000               315,000
Amortization of beneficial conversion
feature                                                                                            1,000,000

Amortization of shares issued for services
Net loss for the for the three months
ended March 31, 2007                                                                                      --
                                             -------------------   -------------------   -------------------


Balance, March 31, 2007                      $        81,517,759   $            81,518   $        39,905,022
                                             ===================   ===================   ===================


                                                                   Deficit accumulated
                                                                          during the     Total stockholder's
                                             Prepaid consulting     development stage      equity/(deficit)
                                             -------------------   -------------------   -------------------


Balance, January 27, 2005 (inception)        $                --   $                --   $                --


Founder's stock issued                                        --                    --                    --

Stock issued for debt                                         --                    --               400,000

Shares issued for license agreement                           --                    --                    --

Effect of reverse merger                                      --                    --              (200,000)

Divestiture of subsidiary to related party                    --                    --               544,340

Net loss for the year                                         --              (807,600)             (807,600)
                                             -------------------   -------------------   -------------------


Balance, December 31, 2005                                    --              (807,600)              (63,260)


Shares issued for employment                                  --                    --             8,487,500

Shares issued for services                            (7,633,750)                   --            21,164,750

Shares issued for lease agreement                             --              (350,200)               56,000

Net loss for the year                                         --           (36,906,584)          (36,906,584)
                                             -------------------   -------------------   -------------------


Balance, December 31, 2006                   $        (7,633,750   $       (38,064,384   $        (7,261,594)
                                             ===================   ===================   ===================


Shares issued for services                              (387,500)                   --              (187,500)

Shares issued for debt conversion                             --                                     350,000
Amortization of beneficial conversion
feature                                                                                            1,000,000

Amortization of shares issued for services               937,083                                     937,083
Net loss for the for the three months
ended March 31, 2007                                          --            (1,862,937)           (1,862,937)
                                             -------------------   -------------------   -------------------


Balance, March 31, 2007                      $        (7,084,167)  $       (39,927,321)  $        (7,024,948)
                                             ===================   ===================   ===================


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                      NATIONAL HEALTHCARE TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

4.  Accrued Expenses

As of March 31, 2007, the accrued expenses comprise of the following:

Payroll taxes                     $1,284,525
Dispute settlement                    13,000
Audit fee                             35,500
Consulting fee                       112,500
                                  ----------
                                  $1,445,525

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

In August 2006 in accordance with the terms of a Consulting Agreement, the Company issued 100,000 shares of its common stock to Linda Contreras. The Company recorded the expense at the fair market value of shares of $120,000.

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

  Outstanding Warrants                                  Exercisable Warrants
    Range              of Number       Average          Average             Number
Exercise Price                       Remaining          Intrinsic Value
                                     Contractual Life
$   0.67                 1,800,000               2.80                 --          1,800,000
------------      ----------------   ----------------   ----------------   ----------------


The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year periods March 31, 2007, and the period ended March 31, 2006 along with the weighted-average grant date fair values, were as follows.

                                      2006
------------------------              ------------
 Expected volatility                  80.0%
  Expected life in years              5 years
Risk free interest rate               5.07%
  Dividend yield                      0%
------------------------              ------------


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

8. Restatement

      Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2006, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the issuance of shares pursuant to a consulting agreement was recorded twice and expensed due to wrong certification by the stock transfer agent. The company has restated its financial statements as of December 31, 2006 for that correction. This also effected the beginning balances of the equity, the statement of operations from inception to March 31, 2007, the statement of cash flows for the period from inception to March 31, 2007 and the statement of stockholders' equity from inception to March 31, 2007.

The Company has restated its financial statements for these adjustments as of March 31, 2007.

The effect of the correction of the error is as follows:

                                                     AS
                                                 PREVIOUSLY          AS
                                                  REPORTED        RESTATED
                                                ------------    ------------

                             BALANCE SHEET
                                                    As of March 31, 2007
Stockholder's Equity:
      Additional paid-in capital                $ 40,982,222    $ 39,905,022
      Accumulated deficit                       $(41,007,321)   $(39,927,321)

                       STATEMENT OF OPERATIONS:

                                              For the period from inception to
                                                      March 31, 2007
                                                     --------------
Professional fee                                $ 24,606,970   $ 23,526,970
Total operating expenses                        $ 40,872,121   $ 39,792,121

Net operating loss                              $ 40,872,121   $ 39,792,121
Net loss                                        $ 40,657,121   $ 39,577,121

   STATEMENT OF CASH FLOWS:
                                              For the period from inception to
                                                      March 31, 2007
                                                      --------------
NET LOSS                                        $ 40,657,121   $ 39,577,121
CASH FLOWS FROM OPERATING ACTIVITIES
      Adjustments to reconcile net loss to
        cash used by operating activities:
      Stock issued for services                 $ 30,954,750   $ 29,814,750

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

Estimated Funding Required During the Next Twelve Months:

Prospect Development & Seismic                $1,000,000      to    $5,000,000
------------------------------------------------------------------------------
Drilling & Development                        $2,500,000      to    $5,000,000
------------------------------------------------------------------------------
Offering Costs & Expenses                        $50,000      to       $50,000
------------------------------------------------------------------------------
General Corporate Expenses                      $100,000      to      $150,000
------------------------------------------------------------------------------
Working Capital                                 $700,000      to    $1,000,000
------------------------------------------------------------------------------
    Total                                     $4,350,000      to   $11,200,000
------------------------------------------------------------------------------

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

        10.11 Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.12 Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006(previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.13 Promissory note executed by us to repay Camden Holdings, Inc. dated April 25, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).
------- -------- ---------------------------------------------------------------
        10.14 Promissory note executed by us to repay Camden Holdings, Inc. dated June 8, 2006 (previously filed and incorporated herein by reference)
------- -------- ---------------------------------------------------------------
        10.16 Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
------- -------- ---------------------------------------------------------------
        10.17 Consulting agreement with Camden Holdings,Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file
                  no. 01-28911 and incorporated herein by reference)
------- -------- ---------------------------------------------------------------
        10.18 Consolidated note and security agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
------- -------- ---------------------------------------------------------------
        10.18 Consulting agreement with Summitt Oil & Gas, Inc., Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

------- -------- ---------------------------------------------------------------
        31.1 Certification by Sam Plunkett, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------
        31.2 Certification by Sam Plunkett, Chief Financial Officer, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------
        32.1 Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.
------- -------- ---------------------------------------------------------------

(b) Reports on Form 8-K.

No reports on Form 8-K were filed for the quarter ended September 30, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE TECHNOLOGY, INC.

Date: August 17, 2007


By: /s/ Linda Contreras
-------------------------------------
Linda Contreras
Chief Executive Officer