Form 10QSB
period 2007-06-30
NATIONAL HEALTHCARE TECHNOLOGY INC
filed 2007-08-20
CIK 1024626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[_]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

                 From the transition period from ____ to _____.

                        Commission file number 01-28911.


                            BRIGHTON OIL & GAS, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

As of July 11, 2007,82,819,811 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) JUNE 30, 2007

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



                                 C O N T E N T S

Consolidated Balance Sheet (Unaudited)                                 F-4

Consolidated Statements of Operations (Unaudited)                      F-5, F-6

Consolidated Statements of Cash Flows (Unaudited)                      F-7

Consolidated Statements of Stockholders' Equity (Unaudited)            F-8

Notes to Consolidated Financial Statements (Unaudited)                 F-9

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (Unaudited)



                                     ASSETS

    Cash                                                           $      1,911
                                                                   ------------
             Total Current Assets                                         1,911



    Prepaid expenses                                                      6,000
                                                                   ------------
             Total Other Assets                                           6,000

TOTAL ASSETS                                                       $      7,911
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $    289,223
    Accrued expenses                                                  1,526,026
    Accrued interest payable to affiliate                                30,753
    Shares to be issued                                               5,000,000
    Loan payable to affiliate                                           141,148
    Notes payable to affiliate, net                                     325,000
                                                                   ------------
             Total Current Liabilities                                7,312,150

Stockholders' Deficit
    Common Stock, $.001 par value, 100,000,000 shares authorized,
     82,819,811 issued and outstanding as of June 30, 2007               82,820
    Additional paid in capital                                       40,232,068
    Prepaid consulting                                               (6,084,584)
    Accumulated deficit                                             (41,534,543)
                                                                   ------------
               Total stockholders' deficit                           (7,304,239)
                                                                   ------------

                    Total liabilities and stockholders' deficit    $      7,911
                                                                   ============



              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (Unaudited)

                                                        Three Month Period Ended        Three Month Period Ended
                                                           June June 30, 2007              June June 30, 2006
NET REVENUE                                                   $       --                       $       --
                                                              ------------                     ------------

OPERATING EXPENSES
        Professional fees                                        1,410,683                        2,904,199
        Technology license royalties                                  --                               --
        Depreciation, amortization and impairment                     --                               --
        Other general and administrative                            34,039                        8,627,944
                                                              ------------                     ------------
        Total operating expenses                                 1,444,722                       11,532,143
                                                              ------------                     ------------

NET OPERATING LOSS                                              (1,444,722)                     (11,532,143)

        Interest expense                                          (162,500)                               0
        Gain on settlement of debt                                    --                               --
                                                              ------------                     ------------

NET LOSS                                                      $ (1,607,222)                    $(11,532,143)
                                                              ============                     ============

LOSS PER SHARE - BASIC & DILUTED                              $      (0.02)                    $      (0.36)
                                                              ============                     ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED           81,273,771                       32,208,981
                                                              ============                     ============

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Period from January
                                                        Six Month Period     Six Month Period     27, 2005 (inception) to
                                                       Ended June 30, 2007  Ended June 30, 2006       June 30, 2007
NET REVENUE                                                $       --           $       --             $       --
                                                           ------------         ------------           ------------

OPERATING EXPENSES
        Professional fees                                     2,661,453           15,134,949             26,077,653
        Technology license royalties                               --                   --                  160,417
        Depreciation, amortization and impairment                  --                   --                   59,811
        Other general and administrative                        133,706            8,637,079             15,566,462
                                                           ------------         ------------           ------------
        Total operating expenses                              2,795,159           23,772,028             41,864,343
                                                           ------------         ------------           ------------

NET OPERATING LOSS                                           (2,795,159)         (23,772,028)           (41,804,343)

        Interest expense                                       (675,000)                   0               (675,000)
        Gain on settlement of debt                                 --                   --                  215,000
                                                           ------------         ------------           ------------

NET LOSS                                                   $ (3,470,159)        $(23,772,028)          $(42,264,343)
                                                           ============         ============           ============

LOSS PER SHARE - BASIC & DILUTED                           $      (0.04)        $      (0.92)
                                                           ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED        78,473,771           25,850,870
                                                           ============         ============



      Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                January 27, 2005
                                                                            Six Month Period  Six Month Period   (inception) to
                                                                              Ended June 30,    Ended June 30,    June 30, 2007
                                                                                  2007               2006
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                               $ (3,470,159)    $ (23,772,028)     $(42,324,343)

Adjustments to reconcile net loss to cash used by operating activities:
       Depreciation                                                                   --                --               3,811
       Amortization on investment in custer leasehold                                 --                --               9,333
       Impairment on investment in custer leasehold                                   --                --              46,667
       Stock issued for services                                                   490,848        23,279,583        31,283,098
       Amortization of prepaid consulting fees                                   1,936,666              --           1,936,666
       Expenses paid by note payable                                                  --             125,000              --
       Amortization of beneficial conversion feature                             1,000,000              --           1,000,000
       Shares to be issued                                                            --                --           5,000,000
Changes in certain assets and liabilities, net of divestiture
       Increase in Inventory                                                          --                --             (29,102)
       Increase in Other assets                                                     (6,000)             --              (8,087)
       Increase (Decrease) in Accrued expenses                                      30,753              --           1,350,278
       Increase in Accounts payable and accrued expenses                           166,994           152,905           577,454
                                                                              ------------     -------------      ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                           149,102          (214,540)       (1,154,225)
                                                                              ------------     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                           --                --             (38,952)
                                                                              ------------     -------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                               --                --             (38,952)
                                                                              ------------     -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible note - related party                              141,148              --             541,148
       Related party advances                                                     (288,400)             --             653,940
                                                                              ------------     -------------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       (147,252)             --           1,195,088
                                                                              ------------     -------------      ------------

NET INCREASE IN CASH &CASH EQUIVALENTS                                               1,850          (214,540)            1,911
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD                                             61              --                --
                                                                              ------------     -------------      ------------
CASH &CASH EQUIVALENTS, END OF PERIOD                                         $      1,911     $    (214,540)     $      1,911
                                                                              ============     =============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                          $       --                --        $       --
                                                                              ============     =============      ============
       Income taxes paid                                                      $       --                --        $       --
                                                                              ============     =============      ============
       Net liabilities assumed with recapitalization                          $       --                --        $    200,000
                                                                              ============     =============      ============
       Divestiture of subsidiary to related party                             $       --                --        $    544,340
                                                                              ============     =============      ============
       Common stock issued for debt                                           $    350,000              --        $    750,000
                                                                              ============     =============      ============
       Common stock issued for acquiring Custer Leasehold (677,000
         shares issued)                                                               --                --        $    406,200
                                                                              ============     =============      ============


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
  FOR THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO JUNE 30, 2007

                                   (Unaudited)



                                                                                          Additional
                                                                           Common Stock     Paid in         Prepaid
                                                               Shares         amount        Capital        Consulting    )
                                                            ------------   ------------   ------------    ------------
Balance, January 27, 2005 (inception)                               --     $       --     $       --      $       --

Founder's stock issued                                         8,380,000          8,380         (8,380)           --

Stock issued for debt                                            800,000            800        399,200            --

Shares issued for license agreement                            8,618,750          8,619         (8,619)           --

Effect of reverse merger                                       1,384,009          1,384       (201,384)           --

Divestiture of subsidiary to related party                          --             --          544,340            --

Net loss for the year                                               --             --             --              --
                                                            ------------   ------------   ------------    ------------

Balance, December 31, 2005                                    19,182,759         19,183        725,157            --

Shares issued for employment                                   4,550,000          4,550      8,482,950            --

Shares issued for services                                    17,108,000         17,108     28,781,392      (7,633,750)

Shares issued for lease agreement                                677,000            677        405,523            --

Net loss for the year                                               --             --             --              --
                                                            ------------   ------------   ------------    ------------

Balance, December 31, 2006                                    41,517,759   $     41,518   $ 38,395,022    $ (7,633,750)
                                                            ============   ============   ============    ============

Shares issued for services                                     6,302,052          6,302        522,046        (387,500)

Shares issued for debt conversion                             35,000,000         35,000        315,000            --

Amortization of beneficial conversion feature                                                1,000,000

Amortization of shares issued for services                          --             --             --         1,936,666

Net loss for the for the three months ended June 30, 2007           --             --             --              --
                                                            ------------   ------------   ------------    ------------

Balance, June 30, 2007                                        82,819,811   $     82,820   $ 40,232,068    $ (6,084,584)
                                                            ============   ============   ============    ============


                                                             Deficit
                                                            Accumulated
                                                            during the         Total
                                                            development     stockholder's
                                                               Stage       equity/(deficit)
                                                            ------------    ------------
Balance, January 27, 2005 (inception)                       $       --      $       --

Founder's stock issued                                              --              --

Stock issued for debt                                               --           400,000

Shares issued for license agreement                                 --              --

Effect of reverse merger                                            --          (200,000)

Divestiture of subsidiary to related party                          --           544,340

Net loss for the year                                           (807,600)       (807,600)
                                                            ------------    ------------

Balance, December 31, 2005                                      (807,600)        (63,260)

Shares issued for employment                                        --         8,487,500

Shares issued for services                                          --        21,164,750

Shares issued for lease agreement                               (350,200)         56,000

Net loss for the year                                        (36,906,584)    (36,906,584)
                                                            ------------    ------------

Balance, December 31, 2006                                  $(38,064,384)   $ (7,261,594)
                                                            ============    ============

Shares issued for services                                          --           140,848

Shares issued for debt conversion                                                350,000

Amortization of beneficial conversion feature                                  1,000,000

Amortization of shares issued for services                                     1,936,666

Net loss for the for the three months ended June 30, 2007     (3,470,159)     (3,470,159)
                                                            ------------    ------------

Balance, June 30, 2007                                      $(41,534,543)   $ (7,304,239)
                                                            ============    ============



                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            BRIGHTON OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

1.    Summary of Significant Accounting Policies

A.    Organization and General Description of Business

Brighton Oil & Gas, Inc. ("We" or "the Company") was incorporated under the laws of the State of Colorado, on July 6, 2005. On July 19, 2005, the Company, completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada
Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.

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

On April 3, 2006 the Board of Directors approved a change of direction for the Company, from the business of Manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. As such the Company changed it's name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., on June 6, 2007.

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


2.    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss of $41,909,788 and had a stockholder's deficit of $7,025,663 at June 30, 2007. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2006 Form 10-KSB.

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

4.    Accrued Expenses

As of June 30, 2007, the accrued expenses comprise of the following:

Payroll taxes        $1,285,651
Dispute settlement       13,000
Compensation              6,375
Audit fee                 6,000
Consulting fee          215,000
                     ----------
                     $1,526,026
                     ==========

5. Note Payable

On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the six month period ended June 30, 2007, the Company amortized $325,000 of this unamortized discount as interest expense. As of June 30, 2007, the company has recorded unamortized discount of $325,000. The note is being shown net of the unamortized discount in the accompanying financials. The Company recorded an interest payable of $30,753 for the six month period ended June 30, 2007.

6.    Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 85,619,811 issued and outstanding as of June 30, 2007.


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

In August 2006 in accordance with the terms of a Consulting Agreement, the Company issued 100,000 shares of its common stock to Linda Contreras. The Company recorded the expense at the fair market value of shares of $120,000

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 2,700,000 shares of its common stock to Summitt Ventures, under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $1,680,000

The Company issued 200,000 shares of its common stock to its former president, Samuel Petrossian, in September, 2006 as compensation for services, pursuant to an employment agreement. Mr. Petrossian resigned in November, 2006. The Company recorded the expense at the fair market value of shares of $80,000.

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

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 100,000 shares of its common stock to Claudia J. Zaman, attorney. The Company recorded the transaction at the fair market value of shares of $24,000, recognized $10,000 of expense in April, 2007 and recorded and additional $10,000 of expense in June, 2007. At June 30, 2007 there was $14,000 as prepaid legal fees on the Balance Sheet.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 100,000 shares of its common stock to Stephen Taylor, consultant. The Company recorded the transaction at the fair market value of shares of $48,000. The full $48,000 was expensed in April, 2007.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of its common stock to Dieu Vuong, consultant. The Company recorded the transaction at the fair market value of shares of $180,000. The full $180,000 was expensed in April, 2007.

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

No warrants were granted during the three month period ended March 31, 2007 or the three month period ended June 30, 2007:

The weighted average remaining contractual life of warrants outstanding is 2.80 years at March 31, 2007.

------------------------------------------ -- -------------------- --------------------------------------- --
  Outstanding Warrants                                             Exercisable Warrants
----------------------- --------------------- -------------------- --------------------- --------------------
   Range of             Number                Average Remaining    Average Intrinsic     Number
Exercise Price                                Contractual Life     Value
     $0.67              1,800,000             2.55                        -              1,800,000
----------------------- --------------------- -------------------- --------------------- --------------------


The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year periods June 30, 2007, and the period ended June 30, 2006 along with the weighted-average grant date fair values, were as follows.


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

There were no options outstanding at June 30, 2007.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 3,800,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of June 30, 2007 a total of 3,799,000 shares had been issued and granted under the Consultants Plan.

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

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note was due on December 31, 2006 and has been extended to December 31, 2007 and on January 11, 2007 was increased to $650,000. Interest is being accrued at 10$ per annum. At June 30, 2007, the advances outstanding were $143,648.

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. The company recorded a beneficial conversion of $350,000 on the note. The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. As of June 30, 2007, the company has recorded a prepaid consulting of $387,500 on the agreement.


On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized 162,500 of this unamortized discount as interest expense. As of June 30, 2007, the company has recorded unamortized discount of $650,000. The note is being shown net of the unamortized discount in the accompanying financials.


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

None.


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

The effect of the correction of the error is as follows:

                                                                                     AS
                                                                                  PREVIOUSLY         AS
                                                                                   REPORTED       RESTATED
                                                                                -------------   ------------

                                            BALANCE SHEET
                                                                                    As of March 31, 2007
                                                                                ----------------------------
Stockholder's Equity:
       Additional paid-in capital                                               $ 40,982,222    $ 39,905,022
       Accumulated deficit                                                      $(41,007,321)   $(39,927,321)

                                      STATEMENT OF OPERATIONS:
                                                                                For the period from inceptiono
                                                                                      to March 31, 2007
                                                                                      -----------------

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

   STATEMENT OF CASH FLOWS:
                                                                                For the period from inceptiono
                                                                                        to March 31, 2007
                                                                                        -----------------

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


General

There was no revenue during the three month and six month periods ended June 30, 2007 and June 60, 2006. Expenses in the three month period ended June 30, 2007 was $1,444,722 compared to expenses in the three month period ended June 30, 2006 of $11,532,143. Expenses in the six month period ended June 30, 2007 was $2,795,159 compared to expenses in the six month period ended June 30, 2006 of $23,772,028. The reduction in expenses is due to the non-recurring expenses incurred in 2006 related to changing the direction of the Company.

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

During the quarter ended September 30, 2006, the Company compensated certain third party individuals who provided services to the Company. In August and September, 2006, 600,000 shares were issued for services. In September, 2006, an additional 740,000 shares were issued to consultants for services under the Company's 2006-1 Consultants and Employees Services Plan. This Plan was adopted in September, 2006 and reserved 3,800,000 shares of the Company's common stock to consultants and employees, which shares were registered in September, 2006. At December 31, 2006 and at June 30, 2007, 3,799,000 shares were issued under the Plan.

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

Additionally,  consistent  with the change of our direction into the oil and gas
business,   we  changed  the  name  of  the  Company  from  National  Healthcare
Technology, Inc., to Brighton Oil & Gas, Inc., on June 6, 2007.

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

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period ended June 30, 2007, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 in May 2006, our auditor discovered numerous errors in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2006. As of the period covered by this report, we believe that the material weaknesses no longer exist. The material weaknesses were primarily a result of our having no controller and no qualified personnel and as a result transactions were omitted, recorded incorrectly, or recorded without support.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ending June 30, 2007, we issued no securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

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

BRIGHTON OIL & GAS, INC.

Date: August 20, 2007


By:
-------------------------------------
Linda Contreras
Chief Executive Officer