Form 10QSB
period 2007-09-30
Brighton Oil & Gas, Inc.
filed 2007-11-14
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____ to _____.

Commission file number 01-28911.

BRIGHTON OIL & GAS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	91-1869677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15851 Dallas Parkway, Suite 190, Addison, Texas 75001
(Address of principal executive offices)

(972) 450-5990
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)
9595 Wilshire Blvd., Suite 510, Beverly Hills, California 90210
(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of October 15, 2007,82,819,811 shares of the issuer's common equity is outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Cash & cash equivalents	$325

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$375,831
Accrued expenses	1,526,026
Accrued interest payable to affiliate	47,003
Shares to be issued	5,000,000
Loan payable to affiliate	164,742
Notes payable to affiliate, net	487,500
Total Current Liabilities	7,601,102

Stockholders' Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized,
82,819,811 issued and outstanding	82,820
Additional paid in capital	40,232,068
Prepaid consulting	(5,085,000)
Accumulated deficit	(42,830,665)
Total stockholders' deficit	(7,600,777)

Total liabilities and stockholders' deficit	$325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Restated)
AND FOR THE PERIOD FROM JANUARY 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Three Month Period Ended September 30, 2007	Three Month Period Ended September 30, 2006
		(Restated)
NET REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	1,117,102	3,949,540
Other general and administrative	16,520	5,473,653
Total operating expenses	1,133,622	9,423,193

NET OPERATING LOSS	(1,133,622)	(9,423,193)

Interest expense	(162,500)	-

NET LOSS	$(1,296,122)	$(9,423,193)

LOSS PER SHARE - BASIC & DILUTED	$(0.02)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	82,819,811	37,947,302

Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2006	Period from January 27, 2005 (inception) to September 30, 2007
		(Restated)
NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,778,555	19,084,489	26,054,755
Technology license royalties	-	-	160,417
Depreciation, amortization and impairment	-	-	59,811
Other general and administrative	150,226	14,110,732	15,582,982
Total operating expenses	3,928,781	33,195,221	41,857,965

NET OPERATING LOSS	(3,928,781)	(33,195,221)	(41,857,965)

Interest expense	(837,500)	-	(837,500)
Gain on settlement of debt	-	-	215,000

NET LOSS	$(4,766,281)	$(33,195,221)	$(42,480,465)

LOSS PER SHARE - BASIC & DILUTED	$(0.06)	$(1.11)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	79,943,755	29,904,034

Weighted average number of dilutive securities has not been taken since the effect of dilutive securities would be anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Restated)
AND FOR THE PERIOD FROM JANUARY 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Nine Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2006	Period from January 27, 2005 (inception) to Septemebr 30, 2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,766,281)	$(33,195,221)	$(42,480,465)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	-	-	3,811
Amortization on investment in custer leasehold	-	9,333	9,333
Impairment on investment in custer leasehold	-	-	46,667
Stock issued for services	490,848	37,627,700	30,143,098
Amortization of prepaid consulting fees	2,936,250	-	2,936,250
Expenses paid by note payable	-	-	-
Amortization of beneficial conversion feature	1,000,000	-	1,000,000
Shares to be issued	-	5,000,000	5,000,000
Changes in certain assets and liabilities, net of divestiture
Increase in Inventory	-	(10,327,556)	(29,102)
Increase in Other assets	-	-	(2,087)
Increase (Decrease) in Accrued expenses	47,003	-	1,366,528
Increase in Accounts payable and accrued expenses	253,602	395,405	664,062
CASH FLOWS USED IN OPERATING ACTIVITIES:	(38,578)	(490,339)	(1,341,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(38,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party	164,742	-	564,742
Related party advances	(125,900)	490,540	816,440
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,842	490,540	1,381,182

NET INCREASE IN CASH &CASH EQUIVALENTS	264	201	325
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD	61	-	-
CASH &CASH EQUIVALENTS, END OF PERIOD	$325	$201	$325

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

SUPPLEMENTAL DISCLOSURE FOR NON CASH INVESTING AND FINANCING ACTIVITIES
Net liabilities assumed with recapitalization	$-	-	$200,000
Divestiture of subsidiary to related party	$-	-	$544,340
Common stock issued for debt	$350,000	-	$750,000
Common stock issued for acquiring Custer Leasehold (677,000 shares issued)	$-	-	$406,200

The accompanying notes are an integral part
of these unaudited consolidated financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

(Unaudited)

	Shares	Common stock amount	Additional paid in capital	Prepaid consulting	Deficit accumulated during the development stage	Total stockholder's equity/(deficit)
Balance, January 27, 2005 (inception)	-	$-	$-	$-	$-	$-

Founder's stock issued	8,380,000	8,380	(8,380)	-	-	-
Stock issued for debt	800,000	800	399,200	-	-	400,000
Shares issued for license agreement	8,618,750	8,619	(8,619)	-	-	-
Effect of reverse merger	1,384,009	1,384	(201,384)	-	-	(200,000)
Divestiture of subsidiary to related party	-	-	544,340	-	-	544,340
Net loss for the year	-	-	-	-	(807,600)	(807,600)

Balance, December 31, 2005	19,182,759	19,183	725,157	-	(807,600)	(63,260)

Shares issued for employment	4,550,000	4,550	8,482,950	-	-	8,487,500
Shares issued for services- restated	17,108,000	17,108	28,781,392	(7,633,750)	-	21,164,750
Shares issued for lease agreement	677,000	677	405,523	-	(350,200)	56,000
Net loss for the year	-	-	-	-	(36,906,584)	(36,906,584)

Balance, December 31, 2006	41,517,759	$41,518	$38,395,022	$(7,633,750)	$(38,064,384)	$(7,261,594)

Shares issued for services	6,302,052	6,302	522,046	(387,500)	-	140,848
Shares issued for debt conversion	35,000,000	35,000	315,000		-	350,000
Amortization of beneficial conversion feature			1,000,000			1,000,000
Amortization of shares issued for services				2,936,250		2,936,250
Net loss for the for the three months ended June 30, 2007	-	-	-	-	(4,766,281)	(4,766,281)

Balance, September 30, 2007	82,819,811	$82,820	$40,232,068	$(5,085,000)	$(42,830,665)	$(7,600,777)

The accompanying notes are an integral part
of these unaudited consolidated financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. Summary of Significant Accounting Policies

A. Organization and General Description of Business

Brighton Oil & Gas, Inc. (“We” or “the Company”) was incorporated under the laws of the State of Colorado, on July 6, 2005. On July 19, 2005, the Company, completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 19,182,759 shares of the Company's common stock to the Es3 Stockholders, Crown Partners and certain consultants The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.

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

On April 3, 2006 the Board of Directors approved a change of direction for the Company, from the business of Manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. As such the Company changed it’s name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., on June 6, 2007.

B. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and Generally Accepted Accounting Principles for interim financial reporting. The consolidated financial statements include the accounts of the Company. The information furnished herein reflects all adjustments consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

E. Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review as of December 31, 2006 the Company believed that the investment in Custer oil & well lease of $56,000 was impaired and recorded an impairment loss of $46,667 at December 31, 2006.

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

The Company’s current principal activity focuses on oil and gas exploration. During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold. To date there are no applicable accruals on the Company’s balance sheet as there has been no production or proceeds related to the acquired rights.

H. Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

J. Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the periods ended September 30, 2007 and 2006 and from inception through September 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

K. Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’ s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Although early adoption in 2007 is permitted, management has elected not to implement FASB Statement No. 159 at this time.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative net loss of $42,480,465 and had a stockholder’s deficit of $7,600,777 at September 30, 2007. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2006 Form 10-KSB.

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

As of September 30, 2007, the accrued expenses comprise of the following:

Payroll taxes	$1,285,651
Dispute settlement	13,000
Compensation	6,375
Audit fee	6,000
Consulting fee	215,000
$1,526,026

5. Note Payable

On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the nine month period ended September 30, 2007, the Company amortized $487,500 of this unamortized discount as interest expense. As of September 30, 2007, the company has recorded unamortized discount of $162,500. The note is being shown net of the unamortized discount in the accompanying financials. The Company recorded an interest payable of $47,003 for the nine month period ended September 30, 2007.

6. Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 82,819,811 issued and outstanding as of September 30, 2007.

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

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 3,500,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services. The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $1,793,750 as consulting expense. During the three month and nine month period ended September 30, 2007, the Company amortized $597,917 and $1,793,750 respectively.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense. During the three month and nine month period ended September 30, 2007, the Company amortized $119,583 and $358,750 respectively.

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

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 1,800,000 shares of the Company's common stock to Summit Oil & Gas, a related party, for consulting services The Company recorded the expense at the fair market value of shares of $3,690,000

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Bluefin, LLC for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the year ended December 31, 2006 the Company amortized $358,750 as consulting expense. During the three month and nine month period ended September 30, 2007, the Company amortized $119,583 and $358,750, respectively.

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

In September, 2006, pursuant to the terms of a Consulting Agreement, the Company issued 150,000 shares, of its common stock to Linda Contreras under the Company's 2006-1 Consultant and Employee Services Plan. The Company recorded the expense at the fair market value of shares of $60,000.

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

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. The company recorded a beneficial conversion of $350,000 on the note. The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month and nine month period ended September 30, 2007, the Company amortized $162,500 and $487,500, respectively.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 100,000 shares of its common stock to Claudia J. Zaman, attorney. The Company recorded the transaction at the fair market value of shares of $24,000, recognized $10,000 of expense in April, 2007 and recorded and additional $10,000 of expense in June, 2007. At September 30, 2007 the prepaid expense was fully amortized and there was $0 as prepaid legal fees on the Balance Sheet.

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

No warrants were granted during the nine month period ended September 30, 2007:

The weighted average remaining contractual life of warrants outstanding is 1.95 years at September 30, 2007.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Intrinsic Value	Number
$0.67	1,800,000	1.95	-	1,800,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of September 30, 2007, along with the weighted-average grant date fair values, were as follows.

2006
Expected volatility	80.0%
Expected life in years	5 years
Risk free interest rate	5.07%
Dividend yield	0%

C. Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. As of September 30, 2007, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at September 30, 2007.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 3,800,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of September 30, 2007 a total of 3,799,000 shares had been issued and granted under the Consultants Plan.

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

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006. No interest is payable on the note. On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital. The Note was due on December 31, 2006 and has been extended to December 31, 2007 and on January 11, 2007 was increased to $650,000. Interest is being accrued at 10% per annum. At September 30, 2007, the advances outstanding were $164,742.

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 35,000,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt. The company recorded a beneficial conversion of $350,000 on the note. The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month and nine month period ended September 30, 2007, the Company amortized $112,500 and $337,500, respectively.

On January 11, 2007 the company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month and nine month period ended September 30, 2007, the Company amortized $162,500 and $487,500, respectively of this unamortized discount as interest expense. The note is being shown net of the unamortized discount in the accompanying financials.
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

B. Operating Leases

The Company currently has, and maintains, an office at 15851 Dallas Parkway, Addison, Texas 75001.

C. Liabilities

The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked. The amount was recorded in the third quarter of 2007. The billings were related to acquisition work that was never completed. The Company contends that the agreement was not with Brighton but with a potential acquirer an therefore believes that the accrual is not necessary. A legal opinion will be obtained during the fourth quarter of 2007.

7. Restatement

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2006, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the issuance of shares pursuant to a consulting agreement was recorded twice and expensed due to wrong certification by the stock transfer agent. The company has restated its financial statements as of December 31, 2006 for that correction. This also effected the beginning balances of the equity, the statement of operations from inception to March 31, 2007, the statement of cash flows for the period from inception to March 31, 2007 and the statement of stockholders’ equity from inception to March 31, 2007. The impact at September 30, 2006 was $1,080,000 and 2,800,000 shares and affected the Three and Nine Month Period Statement of Operations and the Statement of Cash Flows at September 30, 2006.

The Company has restated its financial statements for these adjustments as of September 30, 2006.

The effect of the correction of the error is as follows:

	AS
	PREVIOUSLY	AS
	REPORTED	RESTATED
STATEMENT OF OPERATIONS:
	For the three month period ended
	September 30, 2006

Professional fee	$5,029,540	$3,949,540
Total operating expenses	$10,503,193	$9,423,193

Net operating loss	$10,503,193	$9,423,193
Net loss	$10,503,193	$9,423,193

Loss per share, basic & diluted	$0.28	$0.25
Weighted average shares- basic & diluted	37,947,302	37,612,520

	For the nine month period ended
	September 30, 2006
Professional fee	$20,164,489	$19,084,489
Total operating expenses	$34,275,221	$33,195,221

Net operating loss	$34,275,221	$33,195,221
Net loss	$34,275,221	$33,195,221

Loss per share, basic & diluted	$1.15	$1.11
Weighted average shares- basic & diluted	29,904,034	29,791,213
STATEMENT OF CASH FLOWS:
	For the nine month period ended
	September 30, 2006
NET LOSS	$34,275,221	$33,195,221
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	$38,707,700	$37,627,700

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

General

There was no revenue during the three month and nine month periods ended September 30, 2007 and September 30, 2006. Expenses in the three month period ended September 30, 2007 was $1,133,622 compared to expenses in the three month period ended September 30, 2006 of $10,503,193. Expenses in the nine month period ended September 30, 2007 were $3,928,781 compared to expenses in the nine month period ended September 30, 2006 of $34,275,221. The reduction in expenses is due to the non-recurring expenses incurred in 2006 related to changing the direction of the Company.

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

We anticipate acquiring additional properties in the next twelve months. To the extent that we will have to raise additional funds we will accomplish that through a Private placement or a registration of our common stock. We do not at this time have any plans that would require us to raise additional funds.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period ended September 30, 2007, (the "Evaluation Date"). During the course of the audit for our year end December 31, 2005 in May 2006, our auditor discovered numerous errors in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our form 10QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, has resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended December 31, 2006 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 19, 2006. As of the period covered by this report, we believe that the material weaknesses no longer exist. The material weaknesses were primarily a result of our having no controller and no qualified personnel and as a result transactions were omitted, recorded incorrectly, or recorded without support.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ending September 30, 2007, we issued no securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company's CEO and CFO resigned in April 2007 and were replaced by Linda Contreras, who was also appointed as the sole officer.

In April, 2007, the Company held a Special Meeting of Shareholders' where a re-incorporation in Nevada was approved along with a name change to Brighton Oil & Gas, Inc. The shareholders also ratified the 2006 Stock Option Plan.

On September 25, 2007, Charles Stidham and E. Robert Barbee were appointed directors. Concurrently, Mr. Stidham and Ms. Michele Sheriff were appointed as President, Chief Executive Officer and Chief Financial Officer and as Secretary, respectively. Immediately following the appointment of the new directors, Linda Contreras resigned as officer and director. Mr. Stidham also succeeded Ms. Contreras as Chief Executive Officer and Chief Financial Officer of the Registrant.

On October 19, 2007, the Company announced that in reviewing the financial records of the Company the Board has determined that certain transactions in the common stock issuance over the past year have not been paid for or earned. In connection with the report of the independent account the Company has stopped transfer and/or cancelled 59,545,752 shares of its common stock. The individuals and companies affected will be notified and an 8-K will be filed. All existing consulting contracts with the Company have been cancelled since there has been no contact with management.

Item 6. Exhibits and Reports on Form 10-Q.

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

10.9
Consulting Agreement by and between us and Design, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).

10.10
Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006 (previously filed as an exhibit to our Form10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).

10.11
Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).

10.12
Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006(previously filed as an exhibit to our Form10-KSB/A, file no. 001-28911, on June 8, 2006, and incorporated herein by reference).

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

 (b) Reports on Form 8-K.

One Form 8-K, dated September 25, 2007, was filed for the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTON OIL & GAS, INC.

Date: November 14, 2007

By:

Charles L. Stidham
Chief Executive Officer