Form 10KSB
period 2007-12-31
Brighton Oil & Gas, Inc.
filed 2008-04-10
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 001-28911

BRIGHTON OIL & GAS, INC.

Nevada	91-1869677
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15851 Dallas Parkway, Suite 190, Addison, Texas 75001

(PRINCIPAL EXECUTIVE OFFICES)

972 / 450-5990
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

As of February 25, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock  was $106,798. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of February 25, 2008, the issuer had 13,271,985 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

Item 1. Description of Business

Business Development

On July 19, 2005, National Healthcare Technology, Inc., (now Brighton Oil & Gas, Inc.) a Colorado corporation, (the "Company", "us" or "we") completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at  such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. As a result of the transactions contemplated by the Exchange Agreement, we had one active operating subsidiary, Es3. Es3 was formed on January 27, 2005 and began operations in March 2005. Effective October 1, 2005, we transferred all of the capital stock of Es3 that we acquired under the Exchange Agreement to Liquid Stone Partners ("Liquid Stone") in exchange for Liquid Stone assuming all known and unknown liabilities of Es3.

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

In furtherance of this change of direction, we entered into consulting agreements with third parties to provide business management services and advice as it relates to our future. As of December 31, 2007 the agreements were either completed or cancelled as the services, which were to include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we move into the oil and gas business, were not moving the company forward in its new direction.

The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Item 2. Properties.

The Company currently shares an office at 15851 Dallas Parkway, Suite 190, Addison, Texas 75001.  . As of December 31, 2007, the Company had no future rental commitments.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Market information: Our common stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "BROG". The high and low bid prices for the common stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

 Fiscal Year Ending December 2006               HIGH    LOW
===========================================   ======= ======
Quarter Ending March 31, 2006                    3.00   2.35
-------------------------------------------   ------- ------
Quarter Ending June 30, 2006                     1.25   1.25
-------------------------------------------   ------- ------
Quarter Ending September 30, 2006                0.28   0.28
-------------------------------------------   ------- ------
Quarter Ending December 31, 2006                 0.04   0.04
-------------------------------------------   ------- ------

Fiscal Year Ending December 2007               HIGH    LOW
===========================================   ======= ======
Quarter Ending March 31, 2007                    0.09   0.04
-------------------------------------------   ------- ------
Quarter Ending June 30, 2007                     0.30   0.10
-------------------------------------------   ------- ------
Quarter Ending September 30, 2007                0.20   0.08
-------------------------------------------   ------- ------
Quarter Ending December 31, 2007                 0.20   0.07
===========================================   ======= ======

Holders

As of December 31, 2007, there were approximately 147 shareholders of record (in street name) of our common stock.

Dividends

We have not declared nor paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: we issued 36,200,000 shares to various consultants and affiliates for strategic, management and oil and gas industry related consulting (after the 1:10 stock split the issued shares equates to 3,620,000 of outstanding shares at December 31, 2007).  See the Management Discussion and Analysis for a further breakdown of the share issuance.

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

General

On April 3, 2006, our Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. The Board of Directors believes that by changing the direction to the oil and gas markets we have improved our prospects for success due to both the current and expected future positive market conditions.  During 2007 and again in 2008 new Directors with extensive oil and gas experience were appointed and we believe that this experience will give the Company a better opportunity for success.

Results for the years ended December 31, 2007 and 2006 and the period January 27 to December 31, 2005

For the year ended December 31, 2007, the Company had revenue of $12,239, vs. revenue of $0 during the year ended December 31, 2006.  Revenue was also $0 for the period January 27, to December 31, 2005.

For the year ended December 31, 2007, the Company had a net operating loss of $13,940,460 vs. a net operating loss of $37,121,584 for the year ended December 31, 2006.  The net loss was $807,600 for the period January 27, to December 31, 2005.  The decrease in the loss in 2007 is attributable to the decrease in professional fees and expense related to prior consulting agreements of $13,091,316 and a decrease in other general and administrative expenses of $15,107,569.This was partially off-set by writing-off prepaid consulting fees of $4,085,417 in December 2007.   Total operating expenses reduced significantly as the new officers and directors that were appointed have agreed to $0 compensation unlike the management team in 2006 that drove an increase in compensation accruals.  Plus the new management is relying on their own expertise in the oil business versus contracting consultants as the management team did in 2006.

For the year ended December 31, 2007, the Company had a net loss of $15,007,117 versus $36,906,584 for the year ended  December 31, 2006.  The change in other income is $1,066,657 due to the amortization of the deemed dividend during 2007.

Plan of Operation

In conjunction with our change of direction, in April 2006, we entered into a consulting agreement with Summitt Oil and Gas, Inc. ("Summitt"), as well as other third parties, to provide business management services, and advice as it relates to the future of the company.  This service shall include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business.  In September 2007 and February 2008 new officers and directors were appointed who have extensive experience in the oil and gas industry and will rely on their own expertise to develop and grow the Company.

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

In April 2006, we entered into a consulting agreement with BlueFin, Inc. ("BlueFin").  BlueFin was retained to provide business development, investor relations services, and introductions to qualified funding sources, introductions to oil and gas business prospects and introductions to accredited investors.  By leveraging BlueFin's resources the Company anticipated that it would be able to find sources of capital to fund its operations in the oil and gas business.

In April 2006, we also entered into an agreement with Monterosa Group Limited ("Monterosa").  Monterosa was retained to provide services including operation administration, transaction processing and management, systems development, staff recruitment, acquisition transaction support services, and other business management services as the Company moves into the oil and gas business.

In April 2006, we also engaged Camden Holdings, Inc. ("Camden"), an entity experienced in the energy sector that will assist the Company in locating oil and gas opportunities.  Camden’s services include the drafting and preparation of business plans, operating budgets, cash flow projections and other business management services as we venture into the oil and gas business.  We have also been able to leverage our relationship with Camden to obtain short-term financing as needed.  Camden has also agreed to advance sums to the Company to assist in funding its operations over the short-term.  In September 2007, the engagement of Camden ceased and as of December 31, 2007, the balance of advances by Camden to the Company was $164,742.

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

In September, 2006, the Company entered into a Consulting Agreement with Summitt Ventures Inc. ("SVI") for six months which required the Company to issue 2,700,000 of its common stock to SVI for services to be provided to the Company including business management services and related services.  These shares were issued in September, 2006.

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

On October 19, 2007, the Company issued 50,000,000 shares of restricted stock K&D Investments for oil properties in Throckmorton County, Texas (Walker-Buckler Trust 380-381).   The Company recorded the transaction at fair market value of $5,000,000 and on December 31, 2007, recorded impairment expense related to the property of $5,000,000 resulting a net capitalized amount of $0.

On October 29, 2007, the Company paid $30,000 to an individual for oil properties in Throckmorton County, Texas (Putnam M Well).   The Company recorded the transaction at fair market value of $30,000 and on December 31, 2007, recorded impairment expense related to the property of $30,000 resulting a net capitalized amount of $0.

We believe  that by changing  our  direction  to the oil and gas markets we have improved our prospects  for success due to both the current and expected  future positive  market  conditions  which we expect to exploit initially from the valuable contacts, industry expertise and business  opportunities we expect to derive from our officers and directors who have extensive oil and gas experience and contact.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.

We currently have no full-time employees.  We will primarily rely on our officers and directors to develop and grow the Company.

Risk Factors

Risks related to the Company

Need for additional financing.

We have a line-of-credit for $100,000 with a related party, and at December 31, 2007, the balance is $66,657.  This line-of-credit will not be sufficient to satisfy our obligations and continue operations through the end of 2008, and therefore we have an immediate need for capital.  Although our current strategy requires significantly less capital versus the strategy from the prior management team, there can be no assurance that we will be able to obtain the sufficient short-term capital needed to sustain operations. The full and timely development and implementation of our business plan and growth strategy will require additional resources. We may not be able to obtain the working capital necessary to implement our growth strategy. Furthermore, our growth strategy may not produce material revenue even if successfully funded. Management intends to explore a number of options to secure alternative sources of capital, including the issuance of secured debt, volumetric production payments, subordinated debt, or additional equity, including preferred equity securities or other equity securities. We might not succeed, however, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. Even if we are able to obtain the short-term capital necessary to sustain our operations, if adequate capital is not available or is not available on acceptable terms at a time when we needed it, our ability to close acquisitions, execute our growth plans, develop or enhance our services or respond to competitive pressures will be significantly impaired. There are no assurances that we will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital, the need for which is substantial given our operating loss history.

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

Although our personnel have had significant experience within the oil and gas industry, we may not be in as good a position as our more larger and better funded competitors to execute a successful acquisition program or close additional future transactions. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our future results of operations and financial condition.

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

Our common stock is thinly traded and the market price has been, and is likely to continue to be, highly volatile. During the 12 months prior to December 31, 2007, our stock price as traded on the OTC Bulletin Board has ranged from $0.20 to $0.07.  The variance in our share price makes it extremely difficult to forecast with any certainty the stock price at which you may be able to buy or sell shares of our common stock. The market price for our  common stock could be subject to wide fluctuations due to factors beyond our control, such as: actual or anticipated variations in our results of operations, naked short selling of our common stock and stock price manipulation, changes or fluctuations in  the commodity prices of oil and natural gas, general conditions and trends in the oil and gas industry, general economic, political and market conditions.

Use of our common stock to pay for third party services could dilute current investors.

In the past we have used our common stock to pay for the services of third party consultants.  Due to the experience of our current investors we do not anticipate having to use third party consultants to execute our growth strategy.  However, unforeseen circumstances may arise where third party services are required and common stock may be used to pay for said services.  As of February 28, 2008,  we have issued 33,335,000 shares  of our common stock to said consultants. Further issuances in exchange for such services will dilute current investors. Future sales of our common stock in the public market could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for these sales, could have an adverse effect on the market price for the shares of our common stock. These shares include approximately 28.2 million shares held by founders, investors and service providers, and 1,800,000 warrants at February 28, 2007. Unregistered shares may not be sold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions and restrictions on their resale, which must be complied with before they can be resold.

A summary of the warrant activity for the period ended December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,800,000	$0.67	$-
Granted	-	2.63	-
Forfeited / Canceled	-	2.63	-
Exercised	-	-	-
Outstanding, December 31, 2007	1,800,000	$0.67	$-

The weighted average remaining contractual life of warrants outstanding is 2.10 years at December 31, 2007.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$0.67	1,800,000	2.10	$0.67	1,800,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2007, and the period ended December 31, 2006 along with the weighted-average grant date fair values, were as follows.

	2007	2006
Expected volatility	80.0%	80.0%
Expected life in years	5 years	5 years
Risk free interest rate	5.07%	5.07%
Dividend yield	0%	0%

During the period ended December 31, 2007, the Company did not grant any warrants.

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

 Our executive officers and directors, in the aggregate, beneficially own approximately 0.0% of our outstanding common stock. K&D Equity Investments is our single largest shareholder owning 37.67% of our common stock.  Summitt Oil Inc, holds 31.43% of our  common stock and is our second largest shareholder. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

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

Our common stock is currently traded on the OTC Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to December 31, 2007, the actual trading volume ranged from a low of no shares of common stock to a high of 154,400 shares of common stock. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares  purchased should they desire to do so.

Item 7. Financial Statements.

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2007 (the "Evaluation Date"). During the course of the audit for our year ended December 31, 2005 in May, 2006, our auditor discovered numerous errors in our financial statements in our financial statements in our quarterly report for the period ended September 30, 2005 as disclosed in our Form 8-K/A filed on June 14, 2006. As a result of these errors, and others, we restated our  Form 10-QSB for the quarter ended September 30, 2005, and will restate the financial statements for the period ended June 30, 2005, in our Form 8-K/A filed on January 24, 2006. Our conclusion to restate our Form 10-QSB for the quarter ended September 30, 2005 and Form 8-K/A filed on January 24, 2006, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2005 and constituted material weaknesses which began after the close of the Exchange Agreement on or about July 16, 2005. The material weaknesses were primarily the result of our having no controller and no qualified personnel and as a result, transactions were omitted, recorded incorrectly, or recorded without support.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Compliance with Section 16(a) of the Exchange Act. Identification of Directors and Executive Officers of the Company Our current officers and directors consist of the following persons:

NAME AGE OFFICE SINCE ------------------- ------ ------------------- ----- Jeffery Joyce 45 President & CEO 2008 Dean Elliott 54 Secretary 2008 Michelle Sheriff 35 Director 2007

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

On February 4, 2008, the Board of Directors filled two Director vacancies due to the resignation of Mr. Duke and Mr. Barbee.  Jeffery Joyce and Dean Elliott were appointed to fill the vacancies.  After the appointment of the new Directors, Mr. Stidham offered his resignation as President and Director.  Mr. Joyce was appointed President and Mr. Elliott was appointed Vice President and Secretary.

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

Mr. Joyce was appointed as a member of the Board of Directors of the Company and President effective February 4, 2008.  Mr. Joyce's expertise is in project management and sales development, having been active in project management and sales development roles for various real estate concerns in the Dallas, Texas area.

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective February 4, 2008.  Mr. Elliott, has over 30 years experience in various oil and gas executive positions varying from mid-size independent oil & gas operators to large fully integrated publicly traded energy companies. For more than the last five years, Mr. Elliott has been an independent oil and gas developer. Mr. Elliott has extensive knowledge in seeking, evaluating, securing, drilling and developing over 100 oil and gas wells in Texas, Oklahoma and Louisiana. His background also includes extensive experience in mergers and acquisitions, financing and hands-on experience in all aspects of oil and gas operations, from prospect to pipeline.  Mr. Elliott is 54.

Michelle Sheriff was appointed as a member of the Board of Directors of the Company September 25, 2007.  Ms. Sheriff has been Vice-President of Curado Energy Resources in Dallas, Texas since 2005. Her experience includes drilling operations, field operations management, oil and gas accounting, land/lease/equipment purchasing, well operation evaluations, contract preparation, and marketing programs management. Prior to joining Curado Energy, Ms. Sheriff was employed with AirGATE Technologies, a Texas- based corporation focusing on enterprise wireless technology solutions in the area of RFID.  Ms. Sheriff has over 16 years sales and marketing experience developing customer relationships with Fortune 500 and national corporations.  Ms. Sheriff is 35.

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

On or about March 1, 2006, in the U.S. Bankruptcy Court for the Southern District of California, an involuntary petition for bankruptcy under chapter 7 under the United States Bankruptcy Code was filed against Boston Equities Corporation, our then largest shareholder holding approximately 25.90% of our issued and outstanding common stock. After such filing, Boston Equities Corporation converted the case from chapter 7 to chapter 11.

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

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 10. Executive Compensation.

During fiscal 2007 we paid a total of $81,375- in executive compensation, all of which was regular compensation. The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
John Carlson	$75,000	$0	$75,000
Linda Contreras	6,375	0	6,375
	$81,375	$0	$75,000

Employment Agreements

The following transaction took place between the Company and Ross-Lyndon James, the Company's then Chief Executive Officer and Director:  On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James received compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance.  He was also  granted one million  eight  hundred thousand (1,800,000)  restricted  shares of common stock upon execution of the employment agreement  as a signing  bonus,  as well as a  termination  grant of two million (2,000,000)  shares of  restricted  common  stock.  All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement.  The warrants expire five years after the date of grant.  Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees.  In July 24, 2006, Mr. Lyndon James resigned as the Company’s Chief Executive Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

On April 3, 2006,  the Company  entered into an employment  agreement with Brian Harcourt who has been serving as an officer of the Company without  compensation and  written  agreement  since  being  appointed  to such office by the Board of Directors  of the Company in June 2005.  Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance.  He was also granted one million eight  hundred  thousand  (1,800,000)  restricted  shares of common  stock  upon execution  of  the  employment  agreement  as a  signing  bonus,  as  well  as a termination  grant of two million  (2,000,000)  restricted  shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock.  The exercise price is to be based on the bid price of the stock on the date of the agreement.  The warrants expire five years after the date of grant.  Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees.  In July 24, 2006, Mr. Harcourt resigned as the Company’s Chief Financial Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

Currently, the Company has no employment agreements outstanding.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

There were 13,271,985 shares of our common stock issued and outstanding on February 25, 2007.  The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

 ---------------------------------------- -------------------- ------------------
NAME AND ADDRESS                         NUMBER OF SHARES       PERCENT
                                         OWNED BENEFICIALLY     OF SHARES OWNED
---------------------------------------- -------------------- ------------------
Boston Equities Corporation(1)             900,751                  8.79%
1660 Union Street
San Diego, CA 90802
---------------------------------------- -------------------- -----------------
Summitt Oil & Gas(1)                      4,170,800                31.43%
9595 Wilshire Boulevard Suite 510
Beverly Hills, CA 90212
---------------------------------------- --------------------------------------
K&D Equity Investments                    5,000,000                37.67%
1692 Club Hill Drive
Dallas, TX 75248
---------------------------------------- --------------------------------------

Cede & Co.                                1,912,800                14.41%
PO Box 222, Bowling Green Station
New York, NY 10274
---------------------------------------- --------------------------------------

ALL DIRECTORS AND EXECUTIVE OFFICERS               0                0.00%

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

Item 12. Certain Relationships and Related Transactions.

During the year the following transactions occurred between the Company and certain related parties:

A.       Ross-Lyndon James

The following transaction took place between the Company and Ross-Lyndon James, the Company's Chief Executive Officer and Director:  On April 3, 2006, the Company entered into an employment agreement with Ross Lyndon James who has been serving as the Company's President without compensation and written agreement since being appointed to such office by the Board of Directors of the Company in June 2005. Mr. Lyndon James had also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Lyndon James received compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance.  He was also  granted one million  eight  hundred thousand (1,800,000)  restricted  shares of common stock upon execution of the employment agreement  as a signing  bonus,  as well as a  termination  grant of two million (2,000,000)  shares of  restricted  common  stock.  All shares have piggy-back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock. The exercise price is to be based on the bid price of the stock on the date of the agreement.  The warrants expire five years after the date of grant.  Additionally, Mr. Lyndon James will be entitled to participate in any stock option program offered by the Company to its employees.  In July 24, 2006, Mr. Lyndon James resigned as the Company’s Chief Executive Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

B.       Brian Harcourt

The following transaction took place between the Company and Brian Harcourt, the Company's Chief Financial Officer and Director and parties related to Brian Harcourt:

On April 3, 2006,  the Company  entered into an employment  agreement with Brian Harcourt who has been serving as an officer of the Company without  compensation and  written  agreement  since  being  appointed  to such office by the Board of Directors  of the Company in June 2005.  Mr. Harcourt has also served without compensation as a director of the Company. Under the terms of the agreement, Mr. Harcourt will receive compensation equal to twenty five thousand dollars ($25,000) per month payable monthly in advance.  He was also granted one million eight  hundred  thousand  (1,800,000)  restricted  shares of common  stock  upon execution  of  the  employment  agreement  as a  signing  bonus,  as  well  as a termination  grant of two million  (2,000,000)  restricted  shares of the common stock. All shares have piggy back registration rights. Additionally, the Company agreed to grant him a warrant to acquire three hundred thousand (300,000) restricted shares of the Company's common stock.  The exercise price is to be based on the bid price of the stock on the date of the agreement.  The warrants expire five years after the date of grant.  Additionally, Mr. Harcourt will be entitled to participate in any stock option program offered by the Company to its employees.  In July 24, 2006, Mr. Harcourt resigned as the Company’s Chief Financial Officer and Director. On the resignation of the Director, the Company forfeited the warrants. The Company recorded shares to be issued of $2,500,000 for the termination shares.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit	Description
10.4

Consulting Agreement dated April 3, 2006 by and between Summitt Oil and Gas, Inc. and Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference.)

10.5

Management Employment Agreement dated April 3, 2006 by and between Ross Lyndon James and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference.)

10.6

Management Employment Agreement dated April 3, 2006 by and between Brian Harcourt  and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference.)

10.7	2006 Employee Stock Option Plan (previously filed as an exhibit to the Company’s Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference.)

10.8

Consulting Agreement by and between us and Camden Holdings, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.9

Consulting Agreement by and between us and Design, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.10

Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006  (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.11

Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.12

Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.13

Promissory note executed by us to repay Camden Holdings, Inc. dated April 25, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference.)

10.14	Promissory note executed by us to repay Camden Holdings, Inc. dated June 8, 2006 (previously filed and incorporated herein by reference.)

10.16	Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our 8-K, file no. 01-28911 and incorporated herein by reference)

10.17	Consulting agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our 8-K, file no. 01-28911 and incorporated herein by reference)

10.18	Consolidated note and security agreement with Summitt Oil & Gas, Inc. dated January 5, 2007 (previously filed as an exhibit to our Form 8-K, file no. 01-28911 and incorporated herein by reference)

10.18	Consulting agreement with Summitt Oil & Gas, Inc. dated January 5, 2007 (previously filed as an exhibit to our Form 8-K, file no. 01-28911 and incorporated herein by reference)

14.1	Code of Ethical and Professional Standards of Brighton Oil & Gas, Inc. and Affiliated Entities, attached hereto.

31.1	Certification by Jeffery Joyce, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

31.2	Certification by Jeffery Joyce, Chief Financial Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

32	Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto

(b) Reports on Form 8-K:

Item 14. Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for the last fiscal year for services rendered by our principal accountant for the audit of our financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended December 31, 2007 and  2006 were $35,000 and $29,500 respectively.

Audit Related Fees: $ 35,000

Tax Fees: $ -0-

All Other Fees: $ -0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brighton Oil & Gas, Inc.

By: /s/ JEFFERY JOYCE Jeffery Joyce, Chief Executive Officer Dated: April 8,2008

 In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY JOYCE

Jeffery Joyce, CEO, CFO, Director

BRIGHTON OIL & GAS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

BRIGHTON OIL & GAS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

C O N T E N T S

 Report of Independent Registered Public Accounting Firm                    F-3

Consolidated Balance Sheet                                                  F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Changes in Shareholders' Equity/(Deficit)        F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                           F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brighton Oil & Gas, Inc.

We have audited the accompanying balance sheet of Brighton Oil & Gas, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 25, 2005 (inception) to December 31, 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from January 25, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated deficit of $53,071,501 as of December 31, 2007 and net losses of $15,007,117 for the year ended December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As stated in Note 9, the Financial  Statements  for the year ended December 31, 2006 were restated.

/ s/ Kabani & Company, Inc.

Kabani & Company, Inc.

Los Angeles, California

 April 9, 2008

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Cash & cash equivalents	$ 4,769
Accounts receivable	11,675
Total Current Assets	16,444

Property & equipment, net	1,967

TOTAL ASSETS	$ 18,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 329,583
Accrued expenses	1,432,525
Accrued interest payable to affiliate	64,860
Due to former officers	5,000,000
Loan payable to affiliate	814,742
Line-of-Credit to affiliate	66,657
Total Current Liabilities	7,708,367

Stockholders' Deficit
Common Stock, $.001 par value, 300,000,000 shares authorized,
13,281,985 issued and outstanding as of December 31, 2007	13,282
Additional paid in capital	45,368,263
Accumulated deficit	(53,071,501)
Total stockholders' deficit	(7,689,956)

Total liabilities and stockholders' deficit	$ 18,411

The accompanying notes are an integral part of these financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2007,

	December 31, 2007	December 31, 2006	Period from January 27, 2005 (inception) to December 31, 2007
NET REVENUE	$ 12,239	$ -	$ 12,239

OPERATING EXPENSES
Professional fees	8,719,580	21,810,896	30,995,780
Technology license royalties	-	-	160,417
Impairment of oil & gas well lease	5,030,000	46,667	5,076,667
Other general and administrative	203,119	15,264,021	15,649,019
Total operating expenses	13,952,699	37,121,584	51,881,883

NET OPERATING LOSS	(13,940,460)	(37,121,584)	(51,869,644)

Beneficial conversion feature	(1,066,657)	-	(1,066,657)
Gain on settlement of debt	-	215,000	215,000

NET LOSS	$ (15,007,117)	$ (36,906,584)	$ (52,721,301)

LOSS PER SHARE - BASIC & DILUTED	$ (0.20)	$ (1.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	74,515,857	32,695,891

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2007

	2007	2006	Period from January 27, 2005 (inception) to Dec 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,007,117)	$ (36,906,584)	$ (52,721,301)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and depletion	33	-	3,844
Amortization on investment in custer leasehold	-	9,333	9,333
Impairment on oil lease investments	5,030,000	46,667	5,076,667
Stock issued for services	140,848	29,652,250	29,793,098
Amortization of prepaid consulting fees	8,021,250	-	8,021,250
Amortization of beneficial conversion feature	1,066,657	-	1,066,657
Shares to be issued	-	5,000,000	5,000,000
Changes in certain assets and liabilities, net of divestiture
Increase in accounts receivable	(11,675)	-	(11,675)
Increase in inventory	-	-	(29,102)
Increase in other assets	-	-	(2,087)
Increase in accrued interest to affiliate	64,860	-	1,384,385
Increase in accounts payable and accrued expenses	853	1,319,525	853
Increase in accrued expenses	113,000	265,470	523,460
CASH FLOWS USED IN OPERATING ACTIVITIES:	(581,291)	(613,339)	(1,884,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	(30,000)	-	(30,000)
Purchase of property, plant & equipment	(2,000)	-	(40,952)
CASH FLOWS USED IN INVESTING ACTIVITIES	(32,000)	-	(70,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party, net	551,342	-	951,342
Loans payable to affiliates	66,657	613,400	1,008,997
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	617,999	613,400	1,960,339

NET INCREASE IN CASH &CASH EQUIVALENTS	4,708	61	4,769
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD	61	-	-
CASH &CASH EQUIVALENTS, END OF PERIOD	$ 4,769	$ 61	$ 4,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	-	$ -
Income taxes paid	$ -	-	$ -
Net liabilities assumed with recapitalization	$ -	-	$ 200,000
Divestiture of subsidiary to related party	$ -	-	$ 544,340
Common stock issued for debt	$ 350,000	-	$ 1,050000
Common stock issued for acquiring oil & gas leases	$ 5,000,000	406,200	$ 5,406,200

The accompanying notes are an integral part of these financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

B. Basis of Presentation and Organization

The consolidated financial statements of the Company for the periods January 1, 2007 to December 31, 2007 and from January 27, 2005 (Inception) through December 31, 2007 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). All inter-company transactions have been eliminated.

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

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

D. Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

E. Long-Lived Assets & Impairment on oil lease investments

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

During the year ended Decemer 31, 2007, the Company had acquired two oil & well gas leases in two separate transactions. One lease was acquired for cash consideration of $30,000 and the other lease was acquired in exchange of 50,000,000 (pre reverse split) shares. The lease was valued at the fair market value of the shares which was $5,000,000.

As of December 31, 2007, the Company estimated the future cash flows expected to result from the use and eventual disposition of the two oil & well gas leases. Based on its review, the Company determined that the carrying value of the assets is not recoverable and hence the leases were determined to be impaired as of December 31, 2007. The Company recorded an impairment loss of $5,030,000 for the year ended December 31, 2007.

F. Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

G. Technology License and Royalties

The Company's former principal business activity focused on the commercialization of distributing decorative coatings that can be used to resemble stone, which the Company licensed from related parties. Minimum annual royalties for these arrangements were accrued in 2005 on the Company's balance sheet till disposal of the subsidiary.

The Company’s current principal activity focuses on oil and gas exploration.  During 2007 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a royalty ranging from 17.7% to 21.8% on the value of the oil removed or produced and on the net proceeds from all gas sold The royalty is being deducted by the operator and therefore there are no applicable royalty accruals on the Company’s balance sheet at December 31, 2007.  During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold.  To date there are no applicable accruals on the Company’s balance sheet as there has been no production or proceeds related to the acquired rights.

H. Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

J. Basic and Diluted Net Earnings (loss) per Share

The Company  adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the periods January 1, 2007 to December 31, 2007 and from inception through December 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

K. Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No.7. The Company‘s planned principal operations have not commenced, and, accordingly, insignificant revenue has been derived during this period.

L. Recent Accounting Pronouncements

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

 A brief description of the provisions of this Statement

b.

 The date that adoption is required

c.

 The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

M. Reclassifications

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $53,071,501 and had a stockholder’s deficit of $7,689,956 at December 31, 2007.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2007, the Company had limited operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no  commitments  or arrangements  for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

3. Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $17,650,659,and $12,548,239 respectively and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2007, the Company had available federal and state net operating loss carryforwards amounting to approximately $53,071,501  that are available to offset future federal and state taxable income and that expire in various periods through 2027 for federal tax purposes and 2014 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss carry forward	$ 53,071,501	$ 38,064,384
Total deferred tax assets	17,650,659	12,548,239
Less: valuation allowance	(17,650,659)	(12,548,239)
Net deferred tax assets	$ -	$ -

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006
US Current Income Tax Expense (Benefit)
Federal	$ -	$ -
State	-	-
Total Provision for Income Tax	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31 2007	December 31 2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Valuation allowance	40	40

Tax expense at actual rate	-	-

4. Professional fee

Professional fee, during the years ended December 31, 2007 and 2006, amounted to $8,719,580 and $21,810,896, respectively.

During the year ended December 31, 2007 and 2006, the Company issued shares in exchange for professional fee to various consultants under separate agreements. The shares issued were valued at the fair market value pursuant to EITF- 96-18. The Company issued 1,710,800 shares during the year ended December 31, 2006. Fair market value of the shares was recorded at $28,798,500 and was expensed over the term of the services provided. $21,164,750 was expensed during the year ended December 31, 2006 and the balance of $7,633,750 was recorded as prepaid consulting to be amortized as the services are performed.

During the year ended December 31, 2007, the Company issued 630,205 shares to various consultants under separate agreements and valued them at $528,348. $387,500 of the total amount was initially recorded as prepaid consulting.

All of the consulting agreements were completed during the year ended December 31, 2007 and the prepaid consulting of $8,021,250 was amortized to professional fee.

5.  Accrued Expenses

As of December 31, 2007, the accrued expenses comprise of the following:

Accrued consulting fees

$   102,500

Accrued audit fees                                  25,000

Accrued dispute settlement

       13,000

Accrued payroll taxes

  1,285,651

Accrued compensation costs

         6,374

$1,432,525

6. Equity Transactions

The Company is authorized to issue 100,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 13,281,985 issued and outstanding as of December 31, 2007.

A. Issuance of Common Stock

In February 2005, the Company issued 8,380,000 shares of unregistered common stock at par value of $0.001 to founding stockholders without consideration, including 6,250,000 shares to Boston Equities Corporation (a related party).

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 3,500,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services.  The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed.  During the year ended December 31, 2007 and 2006, the Company amortized $5,381,250 and $1,793,750,respectively..

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed.  During the years ended December 31, 2007 and 2006, the Company amortized $1,076,250 & $6,440,000, respectively.

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

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 1,800,000 shares of the Company's common stock to Summit Oil & Gas, a related party, for consulting services The Company recorded the expense at the fair market value of shares of $3,690,000

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 700,000 shares of the Company's common stock to Bluefin, LLC for consulting services.  The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the years ended December 31, 2007 and 2006, the Company amortized $1,076,250 and $358,750, respectively.

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

 A summary of the warrant activity for the period ended December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,800,000	$0.67	$-
Granted			-
Forfeited / Canceled			-
Exercised	-	-	-
Outstanding, December 31, 2007	1,800,000	$0.67	$-

The weighted average remaining contractual life of warrants outstanding is 2.10 years at December 31, 2007.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$0.67	1,800,000	2.10	$0.67	1,800,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2006 along with the  weighted-average grant date fair values, were as follows.

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

C. Employee Options

 On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of December 31, 2006 and December 31, 2007, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at December 31, 2007.

 In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to  3,800,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 3,799,000 shares had been issued and granted under the Consultants Plan. During 2007 no additional shares were issued.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

7. Related Party Transactions

During the year the following transactions occurred between the Company and certain related parties:

A.       Ross-Lyndon James

Mr. James resigned on July 24, 2006 and on his resignation Company warrants that had been granted to him were forfeited.    The Company recorded shares to be issued of $2,500,000 for the termination shares.

B.       Brian Harcourt

Mr. Harcourt resigned on July 24, 2006 and on his resignation Company warrants that had been granted to him were forfeited.    The Company recorded shares to be issued of $2,500,000 for the termination shares.

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

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006.  No interest is payable on the note.  On June 8, 2006, the Company entered into a short term bridge financing in the form of a  promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty  thousand dollars ($150,000) to be used as working capital.  The Note was due on December 31, 2006 and has been extended to December 31, 2007.  No interest is payable on the note.  On January 11, 2007, Camden converted $650,000 of the advances into a Note Payable bearing 10% interest per annum.  Advances due Camden at December 31, 2007 were $164,742.

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”) whose sole shareholder and Director, is Charles Stidham, CEO and President of Brighton at December 31, 2007.  The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum. payable quarterly.  The amount due at December 31, 207 was $66,657.  The note, if payments are not made as agreed, can be converted into restricted stock at $.001 per share and therefore a deemed dividend of $66,657 was recorded.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

8. Commitments and Contingencies

A. Legal

On December 19, 2006, Empire Relations Group Inc. (“Empire”) filed an arbitration claim against the Company in connection with a consulting agreement entered into by and between the Company and Empire on September 28, 2006. An arbitration award in the amount of $13,000 was issued against the Company on March 9, 2007, which also provided for interest at the rate of nine percent per annum, commencing 30 days after the date of the award and continuing until paid in full. The amount has been accrued in the accompanying financials.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any other  formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B. Operating Leases

The company currently has no future lease obligations.  The space that is being leased in Dallas is on a month-to-month basis.   Rent expense for the periods ended December 31, 2007 and 2006 were $0 and $0 respectively.

9. Restatement

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