Form 10QSB
period 2008-03-31
GULF ONSHORE, INC.
filed 2008-05-20
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

GULF ONSHORE, INC.

(Exact name of small business issuer as specified in its charter)

             Nevada                                                                                                                              91-1869677

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

15851 Dallas Parkway

Addison, Texas 75001

(Address of principal executive offices)

  (972) 450-5990

(Issuer's telephone number)

Brighton Oil & Gas, Inc.

15851 Dallas Parkway

Addison, Texas 75001

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of March 31, 2008, there were 1,327,261 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        14

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                16

Item 2     Changes in Securities                                            16

Item 3     Default upon Senior Securities                                   16

Item 4     Submission of Matters to a Vote of Security Holders              16

Item 5     Other Information                                                16

Item 6     Exhibits and Reports on Form 8-K                                 16

GULF ONSHORE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(Unaudited)

ASSETS
Cash	$ 2,076
Accounts Receivable	-
Other Receivables	3,269
Total Current Assets	5,345

Oil & Gas Properties
Proved Properties	-
Less: Accumulated DDA	-
Net Oil & Gas Properties	-

Fixed Assets	2,000
Accumulated depreciation	(133)
Net Fixed Assets	1,867

Prepaid expenses	-
Total Other Assets	-

TOTAL ASSETS	$ 7,212

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 362,050
Accrued expenses	126,374
Accrued interest payable to affiliate	82,732
Loan payable to affiliate	814,742
Line-of-Credit to affiliate	89,717
Total Current Liabilities	1,475,615

Stockholders' Deficit
Common Stock, $.001 par value, 30,000,000 shares authorized,
1,327,261 issued and outstanding as of March 31, 2008	1,327
Additional paid in capital	45,403,278
Deficit Accumulated During Development Stage	(46,873,008)
Total stockholders' deficit	(1,468,403)

Total liabilities and stockholders' deficit	$ 7,212

See Accompanying Notes to Consolidated Financial Statements

GULF ONSHORE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2008
(Unaudited)

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007	Period from January 27, 2005 (inception) to March 31, 2008

OIL & GAS OPERATIONS
Oil & Gas Revenues	$ 46,689	$ -	$ 58,928
Lease Operting Expenses	13,884	-	13,884
Gross Profit	32,805	-	45,044

OTHER EXPENSES
Professional fees	52,116	1,250,770	31,047,896
Technology license royalties	-	-	160,417
Impairment of oil & gas leases	-	-	5,076,667
Net gain on settlement of liabilties (Note 9)	(6,285,651)	-	(6,285,651)
Other general and administrative	67,847	612,167	16,067,066
Total operating expenses	(6,165,688)	1,862,937	46,066,395

OPERATING INCOME (LOSS)	6,198,493	(1,862,937)	(46,021,351)

Beneficial conversion feature	-	-	(1,066,657)
Gain on settlement of debt	-	-	215,000

NET INCOME (LOSS)	$ 6,198,493	$ (1,862,937)	$ (46,873,008)

INCOME (LOSS) PER SHARE - BASIC	$ 4.67	$ (2.51)

INCOME (LOSS) LOSS PER SHARE - DILUTED	$ 4.61	NA

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	1,327,261	743,267

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	1,345,261	NA

See Accompanying Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

GULF ONSHORE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2008
(Unaudited)

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007	Period from January 27, 2005 (inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 6,198,493	$ (1,862,937)	$ (46,522,808)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and depletion	100	-	3,944
Amortization on investment in custer leasehold	-	9,333	9,333
Impairment on oil lease investments	-	46,667	5,076,667
Stock issued for services	-	29,652,250	29,793,098
Amortization of prepaid consulting fees	-	-	8,021,250
Amortization of beneficial conversion feature	-	-	1,066,657
Changes in certain assets and liabilities, net of divestiture
Shares to be issued	(5,000,000)	5,000,000	-
Decrease in Accounts Receievable	11,675	-	-
Increase in Inventory	-	-	(29,102)
Increase in Other assets	(3,269)	-	(5,356)
Increase in Accrued interest to affiliates	17,872	-	1,402,257
Increase in Accounts payable	32,467	1,319,525	33,320
Increase (Decrease) in Accrued expenses	(1,306,151)	265,470	(782,691)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(48,813)	34,430,308	(1,933,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(40,952)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(70,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party	23,060	-	974,402
Loan payable to affiliates	23,060	613,400	1,032,057
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,120	613,400	2,006,459

NET INCREASE (DECREASE) IN CASH &CASH EQUIVALENTS	(2,693)	35,043,708	2,076
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD	4,769	-	-
CASH &CASH EQUIVALENTS, END OF PERIOD	$ 2,076	$ 35,043,708	$ 2,076

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -		$ -
Income taxes paid	$ -	-	$ -
Net liabilities assumed with recapitalization	$ -	-	$ 200,000
Divestiture of subsidiary to related party	$ -	-	$ 544,340
Common stock issued for debt	$ -	-	$ 1,050,000
Common stock issued for acquiring oil & gas leases	$ -	-	$ 5,406,200

See Accompanying Notes to Consolidated Financial Statements

GULF ONSHORE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTI NG POLICIES

A. Organization and Description of Business

Brighton Oil & Gas, Inc. (“We” or “the Company”) was incorporated under the laws of the State of Colorado, on July 6, 2005. On July 19, 2005, the Company, completed the acquisition of Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3") pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.

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

On April 3, 2006 the Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.  As such the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., on June 6, 2007.  On March 25, 2008 the Company announced that its name is changing to Gulf Onshore, Inc.

B. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and Generally Accepted Accounting Principles for interim financial reporting.  The consolidated financial statements include the accounts of the Company.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated  financial statements prepared in accordance with accounting  principles  generally  accepted in the United States of America have been  omitted  pursuant  to  such  rules  and  regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB.  The consolidated financial statements of the Company for the periods January 1, 2007 to March 31, 2008 and 2007, and from January 27, 2005 (Inception) through March 31, 2008 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Es3, through October 1, 2005 (the effective date of disposition). All inter-company transactions have been eliminated.

C. Stock Splits

On March 6, 2008 the Directors of Gulf Onshore, Inc. (the “Company) announced a one for ten (1:10) stock split (the “Reverse

Split”) and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock, par value $0.001 (the "Common Stock"), in accordance with the procedure authorized by N.R.S. §78.207. The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split does not require shareholder approval.  All shares referenced, except where otherwise noted, are net of the Reverse Split.

D. Use of Estimates

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

E. Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

F. Long-Lived Assets

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Based on its review, the Company believes that, as of December 31, 2006, the investment in Custer oil & well lease of $56,000 was impaired and recorded an impairment loss of $46,667.

During the year ended December 31, 2007, the Company had acquired two oil & well gas leases in two separate transactions. One lease was acquired for cash consideration of $30,000 and the other lease was acquired in exchange of 500,000 shares. The lease was valued at the fair market value of the shares which was $5,000,000.

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

G. Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

H. Technology License and Royalties

The Company’s current principal activity focuses on oil and gas exploration.  During 2007 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a royalty ranging from 17.7% to 21.8% on the value of the oil removed or produced and on the net proceeds from all gas sold The royalty is being deducted by the operator and therefore there are no applicable royalty accruals on the Company’s balance sheet at March 31, 2008.  During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold.  To date there are no applicable accruals on the Company’s balance sheet as there has been no production or proceeds related to the acquired rights.

I. Stock Based Compensation

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

J. Income Taxes

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

K. Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the period ended March 31, 2008, diluted earnings per share is $4.61 and average weighted diluted shares are 1,345,261 and for the period ended March 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

L. Recent Accounting Pronouncements

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

NOTE 2 – GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative deficit of $46,873,008 and had a stockholders’ deficit of $1,468,403 at March 31 2008.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2007 Form 10-KSB.

NOTE 3 – INCOME TAXES:

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

The following table sets forth the significant components of the net deferred tax assets as of March 31, 2008.

Net operating loss carry forward	$ 46,873,008
Total deferred tax assets	15,936,823
Less: valuation allowance	(15,936,823)
Net deferred tax assets	$ -

For the quarter ended March 31, 2008, income taxes were offset by the utilization of a portion of the net operating loss carryforward.

NOTE 4 – PROFESSIONAL FEES

Professional fees, for the three months periods ended March 31, 2008 and 2007 respectively were $52,116 and $1,250,770.  The professional fees in 2008 are related to normal operations (auditors, outside consultants and attorneys).  In 2007 the higher expense is predominately related to consulting agreements entered into in 2006 and on January 11, 2007, with related parties.

During the period ended March 31, 2007, the Company amortized prepaid professional fees of $987,083 in conjunction with issued shares in exchange for professional fees to various consultants under separate agreements.  The agreements took place  during the fiscal year 2006.

On January 11, 2007, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The Company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month period ended March 31, 2007, the Company recorded a consulting expense of $162,500 on the agreement.

NOTE 5– NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense.  The Company recorded an interest payable of $16,250 for the three month period ended March 31, 2008

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 1,327,261 issued and outstanding as of March 31, 2008.

A.

Issuance of Common Stock

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 35,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services.  The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three month period ended March31, 2007 the Company amortized $597,197.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 7,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three month period ended March 31, 2007 the Company amortized $119,583.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 7,000 shares of the Company's common stock to Bluefin, LLC for consulting services.  The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three month period ended March 31, 2007 the Company amortized $119,583.

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 350,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt.  The company recorded a beneficial conversion of $350,000 on the note.  The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. During the three month period ended March 31, 2007 the Company expensed $162,500..

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000 shares of its common stock to Claudia J. Zaman, attorney.  The Company recorded the transaction at the fair market value of shares of $24,000, recognized $10,000 of expense in April, 2007 and recorded and additional $10,000 of expense in June, 2007.  At March 31, 2007 there was $0 expense.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000 shares of its common stock to Stephen Taylor, consultant.  The Company recorded the transaction at the fair market value of shares of $48,000.  At March 31, 2007 there was $0 expense.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 10,000 shares of its common stock to Dieu Vuong, consultant.  The Company recorded the transaction at the fair market value of shares of $180,000.  At March 31, 2007 there was $0 expense.

B.

Warrants

In February 2005, the Company issued a warrant to acquire up to 6,000 shares of unregistered common stock at an exercise price of $0.60 per share to W.B. International, Inc., in exchange for consulting services. All shares vested upon grant. The warrant expires 5 years from the date of issuance.

In June 2005, the Company issued a warrant to acquire up to 6,000 shares of unregistered common stock at an exercise price of $70 per share to each of Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc. in consideration of certain license agreements. All shares vested upon grant. The warrants expire 5 years from the date of issuance.

In June 2005, the Company issued a warrant to an employee to purchase up to 1,000 shares of the  company's restricted common stock at an exercise price of $70 per share The shares vested monthly over three years and have a 10 year option period. The employee was terminated in February 2006 and the warrants were forfeited.

No warrants were granted during the three month period ended March 31, 2008.

The weighted average remaining contractual life of warrants outstanding is 1.84 years at March 31, 2008.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Intrinsic Value	Number
$67.00	18,000	1.84	-	18,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of March 31, 2008, along with the weighted-average grant date fair values, were as follows.

Risk free interest rate5.07% Dividend yield0%

2008
Expected volatility	80.0%
Expected life in years	5 years

C.

Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 25,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of March 31, 2008, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at March 31, 2008.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of March 31, 2008 a total of 37,990 shares had been issued and granted under the Consultants Plan.

NOTE 7 – RELATED PARTY

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which owns approximately 25% of the Company's outstanding and issued common stock:

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty  thousand dollars ($150,000) to be used as working capital.  The Note was due on December 31, 2006 and has been extended to December 31, 2007.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On January 11, 2007, Camden converted $650,000 of the advances into a Note Payable bearing 10% interest per annum.  Advances due Camden at March 31, 2008 were $164,742.

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”) whose sole shareholder and Director, is Charles Stidham, former CEO and President of Gulf Onshore, Inc..  The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum. payable quarterly.  The amount due at March 31, 2008 was $89,717.  The note, if payments are not made as agreed, can be converted into restricted stock at $.10 per share and therefore a deemed dividend of $89,717 was recorded of which $23,060 was recorded in the three month period ended March 31, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

A.

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.

Operating Leases

The Company currently sub-leases office space from a related party for $1,000 per month, at 15851 Dallas Parkway, Addison, Texas 75001. The lease expires in May 2008 and the Company is not committed to any additional lease obligations.

C.

Liabilities

The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked.  The amount was recorded in the third quarter of 2007.  The billings were related to acquisition work that was never completed.  The Company contends that the agreement was not with Gulf Onshore, Inc. but with a potential acquirer and therefore believes that the accrual is not necessary.  A legal opinion will be obtained during the second quarter of 2008.

NOTE 9 – EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes.  The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000.  During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded.  Accordingly, during the three months ended March 31, 2008, management has recorded a nonrecurring gain in the amount of $6,285,651.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2008

Our fiscal quarter ended on March 31, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2008, was $46,689 compared with revenues for the three months ended March 31, 2007 of $0.   The increase is attributed to the oil properties acquired in 2007 that are now generating product and revenue.

OTHER EXPENSES. Expenses include a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts (see Note 9).  Total expenses exclusive of depreciation and net of the aforementioned gain for the three months ended March 31, 2008, were $119,863 compared with expenses for the three months ended March 31, 2007 of $1,862,937.  The decrease in net operating expenses vs. March 31, 2007 is related to the professional fee contracts entered into in 2007 that were fully amortized in 2007.  Going forward in 2008 standard operating expenses are expected to flow through the financial statements.   Depreciation expense for the three month periods ended March 31, 2008 and March 31, 2007 were $100 and $0 respectively.

NET INCOME (LOSS). Net income for the three months ended March 31, 2008 was $6,198,493 compared to a net loss of $1,862,937 for the three months ended March 31, 2007.  The 2008 balance is impacted by the voiding of former director contracts and associated payroll taxes of $6,285,651 as discussed in Note 9.  Adjusting for this transaction there would have been a net operating loss at March 31, 2008 of $87,158.  The decrease in the adjusted loss is attributed to the aforementioned professional fee contracts in 2007.

Plan of Operations

Our change into the oil and gas markets we has improved our prospects  for success due to both the current and expected future positive market conditions which we have begun to penetrate with our property acquisitions in 2007.

We anticipate acquiring additional properties in the next twelve months. To the extent that we will have to raise additional funds we will accomplish that through a Private placement or a registration of our common stock. We do not at this time have any plans that would require us to raise additional funds.

Employees

As of March 31, 2008, the Company had three employees: its President, Vice-President and Secretary

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, - Not Applicable.

Item No. 5 – Other Information

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

On October 19, 2007, the Company announced that in reviewing the financial records of the Company the Board has determined that certain transactions in the common stock issuance over the past year have not been paid for or earned. In connection with the report of the independent accountant the Company has stopped transfer and/or cancelled 59,545,752 shares of its common stock. The individuals and companies affected will be notified and an 8-K will be filed. All existing consulting contracts with the Company have been cancelled since there has been no contact with management.

On February 1, 2008 the Board of Directors of Brighton Oil & Gas Inc. accepted the resignation of Wayne Duke and Robert Barbee. The Board has appointed Jeffery Joyce and Dean Elliott to fill the vacancies. After the appointment of the new Directors, Charles Stidham offered his resignation as President and Director. The Board accepted his resignation and subsequently Mr. Joyce was appointed President and Mr. Elliott was appointed Vice President and Secretary of the Company

Effective March 6, 2008 the Directors of Brighton Oil and Gas, Inc. (the "Company") have approved a one for ten (1:10) reverse stock split (the “Reverse Split”) and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock, par value $0.00001 (the "Common Stock"), in accordance with the procedure authorized by N.R.S. §78.207. The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split does not require shareholder approval.

On March 25, 2008 the Company announced that it changed its name to Gulf Onshore, Inc. from Brighton Oil & Gas, Inc.  The Company’s common stock is quoted on the OTC Bullitin Board under the symbol GFON.

Effective April 16, 2008, we dismissed our principal accountant and the client-auditor relationship between us and Kabani & Company, Inc., (Kabani & Co.) ceased.  On that same day, we engaged Turner, Stone & Company, L.L.P. as our principal independent accountant.  We do not have an audit committee, but our Board approved changing auditors.  Kabani & Co. served as our independent public accountant from July 2006 to the date of their dismissal.  Kabani & Co.’s audit reports for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles other than the uncertainty that the Registrant might not be able to operate as a going concern

Item No. 6 - Exhibits and Reports on Form 8-K

(a)

Three Form 8-K’s were filed during the three month period ended March 31, 2008.

February 11, 2008

March 25, 2008

April 24, 2008

(b)

Exhibits

Exhibit Number / Name of Exhibit

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

GULF ONSHORE, INC.

By /s/ Jeffery Joyce

Jeffery Joyce, President,

Date: May 15, 2008