Form 10-Q
period 2008-06-30
GULF ONSHORE, INC.
filed 2008-08-18
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

GULF ONSHORE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4310 Wiley Post Road, Suite 201
Addison, Texas 75001
(Address of principal executive offices)

(972) 788-4500
 (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [ X ].

As of June 30, 2008, there were 11,837,279 shares of Common Stock of the issuer outstanding.

GULF ONSHORE, INC.
 Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$454	$4,769
Accounts Receivable	67,577	11,675
Other Receivables	2,283	-
Total Current Assets	70,314	16,444
Oil & Gas Properties:
Proved Properties	100,000	-
Less: Accumulated DDA	-	-
Net Oil & Gas Properties	100,000	-
Fixed assets:
Equipment	18,472	2,000
Less: Accumulated Depreciation	(1,202)	(33)
Total Fixed Assets	17,270	1,967
Other Assets:
Deposits	80,487	-
Goodwill	92,960	-
Prepaid Expenses	3,269	-
Total Other Assets	176,716	-

Total Assets	$364,300	$18,411

Liabilities and Shareholders’ Equity/(Deficit)
Current Liabilities:
Accounts Payable	$346,741	$329,583
Accounts Payable – Related Parties	3,856	-
Accrued Expenses	151,940	1,432,525
Accrued Interest Payable to Affiliate	100,603	64,860
Due to Former Officers	-	5,000,000
Loan Payable to Affiliate	817,742	814,742
Line-of-Credit to Affiliate	48,992	66,657
Total Current Liabilities	1,466,874	7,708,367
Long-Term Liabilities:
Note Payable to Affiliate	250,000	250,000

Total Liabilities	1,716,874	7,708,367

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 30,000,000 shares authorized, 11,837,279 and 1,328,198 shares issued and outstanding respectively	11,837	1,327
Additional Paid in Capital	47,972,043	45,380,218
Accumulated Deficit	(49,336,454)	(53,071,501)
Total Shareholders’ Equity/(Deficit)	(1,352,574)	(7,689,956)
Total Liabilities and Shareholder’ Equity/(Deficit)	$364,300	$18,411

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

OIL & GAS OPERATIONS
Oil & Gas Revenues	$114,870	$0	$161,559	$0
Lease Operating Expenses	80,293	0	94,177	0
Gross Profit	34,577	0	67,382	0

OTHER EXPENSES:
Professional Fees	38,244	1,410,683	90,360	2,661,453
Impairment of Oil & Gas Leases (Note 1)	2,400,000	0	2,400,000	0
Net Gain on Settlement of Liabilities (Note 9)	0		(6,285,651)
General and Administrative	46,381	34,039	91,168	133,706
Total Operating Expenses	2,484,625	(1,444,722	(3,704,123)	2,795,159

OPERATING INCOME (LOSS)	(2,450,048)	(1,444,722)	3,771,505	(2,795,159)

Other Income (Expense)
Beneficial Conversion Feature	(9,275)	0	(32,335)	0
Interest Expense	(4,123)	(162,500)	(4,123)	(675,000)
Total Other Income (Expense)	(13,398)	(162,500)	(36,458)	(675,000)

NET INCOME (LOSS)	$(2,436,446)	$(1,607,772)	$3,735,047	$(3,470,159)

Basic and Diluted Earnings per Share	$(0.59)	$(0.02)	$1.38	$(.0.04)
Basic and Diluted Earnings per Share	$(0.59)	$(0.02)	$1.37	$(.0.04)
Weighted Average Shares Outstanding: Basic	4,097,041	812,734	2,712,151	784,738
Weighted Average Shares Outstanding: Diluted	4,115,041	812,734	2,730,151	784,738

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2008 (Unaudited)
and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Prepaid	Retained
	Shares	Par	Capital	Consulting	(Deficit)	Totals

Balance at December 31, 2006	415,178	$415	$38,436,125	$(7,633,750)	$(38,064,384)	$(7,261,594)

Shares Issued For Services	63,021	63	528,285	(387,500)
Shares Issued for Debt Conversion	350,000	350	349,650	0
Amortization of Beneficial Conversion Feature	0	0	1,066,657	0
Amortization of shares issued for services	0	0	0	8,021,250
Shares Issued for Properties	500,000	500	4,999,500	0

Net loss					(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	45,380,217	0	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	0	0	32,335			32,335
Cancellation and Amortization of Shares	(919)	(1)	1			0
Issuance of Shares for Cash	10,000	10	19,990			20,000
Shares Issued for Debt Conversion	500,000	500	49,500			50,000
Purchase of Subsidiary with Stock	10,000,000	10,000	2,490,000			2,500,000

Net loss					3,735,047	3,735,047

Balance at June 30, 2008	11,837,279	$11,837	$47,972,043	$0	$(49,336,454)	$(1,352,574)

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,735,047	$(3,470,159)
Adjustments to reconcile net income (loss) to cash from (used in) operating activities:
Depreciation and Depletion	1,169	0
Impairment on Oil Lease Investments	2,400,000	0
Stock Issued for Services	0	490,848
Amortization of Prepaid Consulting Fees	0	1,936,666
Amortization of Beneficial Conversion Feature	32,335	1,000,000
Change in assets and liabilities:
(Decrease) in Shares to be Issued	(5,000,000)	0
(Increase) in Accounts Receivable	(58,185)	0
(Increase) in Other Assets	(176,716)	(6,000)
Increase in Accrued Interest to Affiliates	35,743	0
Increase in Accounts Payable	17,158	166,994
Increase in Accounts Payable – Related Parties	3,856	0
Increase (Decrease) in Accrued Expenses	(1,280,585)	30,753
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(290,178)	149,102

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Equipment	(16,472)	0
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,472)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note – Related Party	50,000	141,148
Related Party Advances	(17,665)	(288,400)
Proceeds from sale of common stock	20,000	0
Loan Payable to Affiliates	250,000	0
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	302,335	(147,252)

NET INCREASE (DECREASE) IN CASH	(4,315)	1,850

Cash, beginning of period	4,769	61
Cash, end of period	$454	$1,911

SUPPLEMENTAL CASH FLOW INFORMATION
Common Stock Issued for Debt	$50,000	$350,000
Common Stock Issued for Acquiring Oil & Gas Leases	$2,500,000	$0

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business:

Gulf Onshore, Inc.  (“We” or “the Company”), formerly known as Brighton Oil & Gas, Inc., was incorporated under the laws of the State of Colorado, on July 6, 2005. From formation until April 3, 2006, the Company’s business was effected through its wholly-owned subsidiary, Special Stone Surfaces, Es3, Inc., a Nevada Corporation ("Es3").  Thereafter, the Company changed its name to Brighton and commenced business  pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation and at such time, the largest stockholder of the Company ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement have been accounted for as a reverse merger. This reverse merger transaction has been accounted for as a recapitalization of Es3, as Es3 is the accounting acquirer, effective July 19, 2005. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.

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

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest.   The Company consolidates the operations of Curado Energy Resources, Inc.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Emazing Gaming, LLC, an operating subsidiary.

Gulf Onshore, Inc., up until this filing has filed as a Development Stage Company, as defined by SFAS 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company no longer is devoting substantially all of its efforts to establish a new business and has begun principal operations.  Also, the Company has begun to generate significant revenues, particularly through its new subsidiary, Curado Energy Resources, Inc., and consolidated pro-forma revenue for the six month period ended June 30, 2008 is $415,000 (see footnote 4).

Stock Splits

On March 6, 2008 the Directors of Gulf Onshore, Inc. (the “Company) announced a one for ten (1:10) stock split (the “Reverse Split”) and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock, par value $0.001 (the "Common Stock"), in accordance with the procedure authorized by N.R.S. §78.207. The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split did not require shareholder approval.  All shares referenced, except where otherwise noted, are net of the Reverse Split.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Notes 13 and 14 for a discussion of new accounting pronouncements.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Long Lived Assets:

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

Based on its review, the Company believes that, as of December 31, 2006, the investment in Custer oil & gas lease of $56,000 was impaired and recorded an impairment loss of $46,667.

During the year ended December 31, 2007, the Company had acquired two oil & gas leases in two separate transactions. One lease was acquired for cash consideration of $30,000 and the other lease was acquired in exchange of 500,000 shares. The lease was valued at the fair market value of the shares which was $5,000,000.

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

In June 2008 the Company acquired eleven oil well leases in a related party transaction with the majority shareholder, K&D Investments, for 10,000,000 shares.  The value of the stock at the time of the transaction was $2,500,000 and the predecessor cost was $100,000.  Therefore, an impairment of $2,400,000 was recorded related to the transaction and the net cost recorded on the Company’s balance sheet is $100,000.

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

Technology Licenses and Royalties

The Company’s current principal activity focuses on oil and gas exploration.  During 2007 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a royalty ranging from 17.7% to 21.8% on the value of the oil removed or produced and on the net proceeds from all gas sold.  The royalty is being deducted by the operator and therefore there are no applicable royalty accruals on the Company’s balance sheet at June 30, 2008.  During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold.  To date there are no applicable accruals on the Company’s balance sheet as there has been no production or proceeds related to the acquired rights.

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

Income Taxes:

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Earnings per Share (Loss):

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three month period ended June 30, 2008, diluted earnings per share is ($0.59) and average weighted diluted shares are 4,115,041 and for the three month period ended June 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the six month period ended June 30, 2008, diluted earnings per share is $1.37 and average weighted diluted shares are 2,730,151 and for the six month period ended June 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative deficit of $49,336,454 and had a stockholders’ deficit of $1,352,574 at June 30, 2008.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2007 Form 10-KSB.

NOTE 3 – FIXED ASSETS

Fixed assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec 31, 2007
Equipment	$18,472	$2,000
Less: Accumulated Depreciation	(1,202)	(33)
Total Fixed Assets	$17,270	$1,967

Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $1,069 and $0 respectively, and $1,169 and $0 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 4 – PROVED PROPERTIES

Proved Properties at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec 31, 2007
Proved Properties	$100,000	$0
Less: Accumulated DDA	(0)	0
Net Proved Properties	$100,000	$0

The properties were acquired from K&D Investments, the majority shareholder, effective June 1, 2008 (see Note 1).  The acquisition of the eleven oil well leases meets the requirements of a related party transaction and therefore was capitalized at the predecessor cost of $100,000.  The leases were acquired with production equipment including pump jacks, pumps, tubing and rods as well as tank batteries and separators, which have an estimated replacement value in excess of $800,000.

We expect to have reserve reports prepared by an SEC-qualified engineer within the time period permitted to amend, if necessary, our 8-K disclosure on this transaction.

NOTE 5 – PROFESSIONAL FEES

Professional fees, for the three month periods ended June 30, 2008 and 2007 respectively were $38,244 and $1,410,683  Professional fees for the six month periods ended June 30, 2008 and 2007 were $90,360 and $2,661,453.  The professional fees in 2008 are related to normal operations (auditors, outside consultants and attorneys).  In 2007 the higher expense is predominately related to consulting agreements entered into in 2006 and on January 11, 2007, with related parties.

During the period ended March 31, 2007, the Company amortized prepaid professional fees of $987,083 in conjunction with issued shares in exchange for professional fees to various consultants under separate agreements.  The agreements took place during the fiscal year 2006.

On January 11, 2007, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The Company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month period ended June 30, 2007, the Company recorded a consulting expense of $162,500 on the agreement and for the six month period ended June 30, 2007, $325,000.

NOTE 6 – INCOME TAXES

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

The following table sets forth the significant components of the net deferred tax assets as of June 30, 2008:

June 30, 2008
Net operating loss carry forward	$49,336,454
Total deferred tax assets	16,774,394
Less: valuation allowance	(16,774,394)
Net deferred tax assets	$-

For the quarter ended June 30, 2008, income taxes were offset by the utilization of a portion of the net operating loss carryforward.

NOTE 7 – NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense.  The Company recorded an interest payable of $16,250 for the three month period ended June 31, 2008 and $32,500 for the six months ended June 30, 2008.

NOTE 8 - EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 11,837,279 issued and outstanding as of June 30, 2008.

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

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 350,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt.  The company recorded a beneficial conversion of $350,000 on the note.  The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. During the three month period ended March 31, 2007 the Company expensed $162,500.

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

On June 6, 2008, Gulf Onshore, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”). Under the terms of the Agreement, the Company will acquire, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the “Leases”) located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%.  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D is currently the owner of 500,000 shares of the Company’s common stock, and its president, Jeffrey Joyce, is an officer of the Company. K&D is currently the Company’s largest single shareholder, but does not own a majority of the Company’s shares; upon completion of the Agreement, K&D will own approximately 88% of the Company’s issued and outstanding shares.

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement.  The Fair Market Value (“FMV”) of net assets of Curado at the time of the transaction were $157,040.  This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements.

On June 13, 2008, the Company issued 500,000 shares of its $.001 par value common stock to South Beach Live, Inc., a Florida corporation, pursuant to the terms of an October 4, 2007, Promissory Note.  Under the terms of the Note, the Company was released from $50,000 of the principal obligation under the Note in exchange for issuance of these shares.  Provisions of the Note are fully disclosed in the Company’s Form 10-KSB, filed on April 10, 2008.

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

No warrants were granted during the three month period ended June 30, 2008.

The weighted average remaining contractual life of warrants outstanding is 1.44 years at June 30, 2008.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Intrinsic Value	Number
$67.00	18,000	1.44	-	18,000

The current Exercise Price of $67.00 per share reflects the impact of the two 1:10 stock splits.  Prior to the splits the Exercise price was $0.67 per share.

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of June 30, 2008, along with the weighted-average grant date fair values, were as follows.

2008
Expected volatility	80.0%
Expected life in years	5 years
Risk free interest rate	5.07%
Dividend yield	0%

C.	Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 25,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common stock of the Company may be acquired.  As of June 30, 2008, no options to purchase the Company's common stock have been granted under the Plan.  There were no options outstanding at June 30, 2008.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of June 30, 2008 a total of 37,990 shares had been issued and granted under the Consultants Plan.

NOTE 9 – RELATED PARTY

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which, at the time of these transactions, owned approximately 25% of the Company's outstanding and issued common stock:

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital.  The Note was due on December 31, 2006 and has been extended to December 31, 2007.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On January 11, 2007, Camden converted $650,000 of the advances into a Note Payable bearing 10% interest per annum.  Advances due Camden at June 30, 2008 were $164,742.

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”) whose sole shareholder and Director, is Charles Stidham, former CEO and President of Gulf Onshore, Inc.  The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum. Payable quarterly.  The amount due at March 31, 2008 was $89,717.  The note, if payments are not made as agreed, can be converted into restricted stock at $.10 per share and therefore a deemed dividend of $89,717 was recorded of which $23,060 was recorded in the three month period ended June 30, 2008. On June 13, 2008, the Company issued 500,000 shares of its $.001 par value common stock to South Beach Live, Inc., a Florida corporation, pursuant to the terms of an October 4, 2007, Promissory Note.  Under the terms of the Note, the Company was released from $50,000 of the principal obligation under the Note in exchange for issuance of these shares.

On June 6, 2008, Gulf Onshore, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”). Under the terms of the Agreement, the Company will acquire, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the “Leases”) located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%.  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D is currently the owner of 500,000 shares of the Company’s common stock, and its president, Jeffrey Joyce, is an officer of the Company. K&D is currently the Company’s largest single shareholder, but does not own a majority of the Company’s shares; upon completion of the Agreement, K&D will own approximately 88% of the Company’s issued and outstanding shares.

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement.  The Fair Market Value (“FMV”) of net assets of Curado at the time of the transaction were $157,040.  This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements..

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company currently leases office space at 4310 Wiley Post Road, Addison, Texas 75001. The lease is a one year lease and expires on May 31, 2009.  The Company is not committed to any additional lease obligations.

C.	Liabilities

The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked.  The amount was recorded in the third quarter of 2007.  The billings were related to acquisition work that was never completed.  The Company contends that the agreement was not with Gulf Onshore, Inc. but with a potential acquirer and therefore believes that the accrual is not necessary.  A legal opinion will be obtained during the third quarter of 2008.

NOTE 11 – EXTINGUISHMENT OF DEBT

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

NOTE 12 – PRO-FORMA FINANCIAL STATEMENTS

On June 6, 2008 the Company announced the acquisition of Curado Energy Resources, Inc (“Curado”).   The following pro-forma Statements of Operations represents the Company as if Curado had been acquired and consolidated as of January 1, 2008.

	Six Months Ended
	June 30, 2008	June 30, 2007

OIL & GAS OPERATIONS
Oil & Gas Revenues	$415,546	$0
Lease Operating Expenses	247,473	0
Gross Profit	168,073	0

OTHER EXPENSES:
Professional Fees	99,313	1,410,683
Impairment of Oil & Gas Leases	2,400,000	0
Net Gain on Settlement of Liabilities (Note 9)	(6,285,651)
General and Administrative	206,931	34,039
Total Operating Expenses	(3,579,4407)	(1,444,722)

OPERATING INCOME (LOSS)	(3,747,480)	(1,444,722)

Other Income (Expense)
Interest Income	1,698	0
Gain on Settlement of Debt	0	0
Interest Expense	(4,123)	(162,500)
Total Other Income (Expense)	(,2,425)	(162,500)

NET INCOME (LOSS)	$3,745,055	$(1,607,772)

NOTE 13 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1,

2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 14 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

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

General

On April 3, 2006, the Company’s Board of Directors approved a change of direction for the Company, from the business of manufacturing and distributing decorative stone veneers and finishes, to the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations. The Company’s activities in the oil and gas business prior to 3Q 2007, however, when it undertook a change of management, were desultory, at best; the Company generated no revenues and recorded a complete impairment of all oil and gas related assets, effective December 31, 2006.

Furthermore, as a result of information gathered during 1Q 2008, in conjunction with the audit of the Company’s December 31, 2007, financial statements, current management is carefully reviewing all previous consulting and asset acquisition agreements to ensure that they were appropriate and in the best interests of the Company. We expect this contract review will take the balance of this fiscal year.

In Q3 2007, we acquired interests in two oil and gas leases in Throckmorton Co., Texas from K & D Energy, Inc. in exchange for 50,000,000 shares of newly issued common stock. As of December 31, 2007, we also recorded a complete impairment of the value of the asset, reflecting a $5 million charge against revenues. Also in 4Q 2007, we effected a 1:10 reverse stock split, reducing our total issued and outstanding shares of common stock to 13,271,985 (reducing K & D’s ownership to 5,000,000 shares). We generated revenues from both leases in 1Q and 2Q 2008, but one of the leases does not generate sufficient revenues to warrant continuing operations and we expect to transfer operating rights to another operator in 3Q 2008, in exchange for its assumption of plugging obligations.

In Q1 2008, the Company effected a second 1:10 reverse share split, reducing our total issued and outstanding shares of common stock to 1,327,199 (and reducing K & D’s ownership to 500,000 shares). At that time, we also changed our name to Gulf Onshore, Inc.; our shares now trade on the Over-the-Counter Bulletin Board under the symbol GFON. Shortly thereafter, we moved into larger offices at 4310 Wiley Post Blvd., Ste. 201, Addison, Texas.

Effective June 1, 2008, the Company acquired all of the common stock of Curado Energy, Inc. from South Beach Live, Inc. in exchange for a $250,000 note. Contemporaneously, we acquired, through Curado, additional oil and gas leases in Throckmorton Co. and Shackelford Co., Texas from K & D in exchange for the issuance of an additional 10,000,000 shares of common stock. As a result of the transaction, K & D became the owner of approximately 87% of the Company’s outstanding shares.  The Company generated $92,583 in revenues from these leases in June 2008, comprising a significant portion of its Q2 2008 revenues.  We are currently undertaking a Re-Work/Development Plan, on these properties putting additional wells into production and re-committing other wells into water disposal wells.

Also in Q2 2008, the Company contracted to acquire oil and gas leases in Anderson Co., Texas from Roboco Oil, Inc. These leases cover approximately 1,000 acres, and hold two producing wells. The transaction is scheduled to close on September 1, 2008. Under the terms of the contract, we will pay $700,000 for these leases, comprised of 20,000 shares of common stock and $680,000 cash. In addition, the contract calls for us to drill at least one well within 120-days of closing.

All of these transactions were covered in timely filed Forms 8-K, and, in accordance with the representations made therein, SEC-qualified reserve reports the Throckmorton Co. and Shackelford Co. properties have been filed herewith, along with pro-forma consolidated financial information..

RESULTS FOR THE QUARTER ENDED June 30, 2008

Our quarter ended on June 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the second calendar quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2008, was $114,870 compared to $0 for the period ended June 30, 2007.   Revenue for the six months ended June 30, 2008 was $173,798 compared to $0 for the six months ended June 30, 2007.  The increase is attributed to the oil properties acquired in 2007 and Curado Energy Resources, Inc., (“Curado”) acquired in June 2008.  The impact of Curado in both the three months and six months ended June 30, 2008, was $92,583.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2008, was $34,577 compared to $0 for the period ended June 30, 2007.   Gross profit the six months ended June 30, 2008 was $67,382 compared to $0 for the six months ended June 30, 2007.  The gross profit percentage improved from the first three months of the year vs. the second three months due improved efficiencies within the operator.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2008, were $2,484,625 compared to expenses for the period ended June 30, 2007 of $2,795,159.  The decrease is mainly attributed to professional fee contracts entered into in 2007 that were fully amortized in 2007.  In 2008 we incurred an impairment if $2,400,000 related to acquire oil properties due to writing own to predecessor cost.  Total operating expenses for the six months ended June 30, 2008 were ($3,704,123) compared to expenses for the period ended June 30, 2007 of $2,795,159.  2008 expenses include a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts (see Note 11).  As discussed above concerning the three month periods, professional fee contracts entered into in 2007 that were fully amortized in 2007 were mostly offset by the impairment if $2,400,000 related to acquire oil properties due to writing own to predecessor cost in 2008.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2008 was ($2,463,446) compared to the period ended June 30, 2007 of ($3,470,159).   Net income for the six months ended June 30, 2008 was $3,735,047 compared to the net loss of the period ended June 30, 2007 of ($3,470,159).  The 2008 balance is impacted by the voiding of former director contracts and associated payroll taxes of $6,285,651 as discussed in Note 11.  Adjusting for this transaction there would have been a net operating loss for the six months ended June 30, 2008 of ($2,550,604).  The decrease in the adjusted loss is attributed to the aforementioned professional fee contracts in 2007.

Employees

As of June 30, 2008, the Company had five employees: its President, Vice-President, Secretary and two office administrators.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital available to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

PART II

Items No. 1, 2, 3, 4, - Not Applicable.

Item No. 5 – Other Information
.

The Company's CEO and CFO, Sam Plunkett, resigned in April 2007 and was replaced by Linda Contreras, who was also appointed as the Company’s sole officer.

In April, 2007, a majority of the Company’s shareholders approved its re-incorporation in Nevada and name change to Brighton Oil & Gas, Inc., and ratified the 2006 Stock Option Plan.

On September 25, 2007, Charles Stidham and E. Robert Barbee were appointed as directors of the Company.  Mr. Stidham was appointed as President, CEO, CFO and Chief Financial Officer.  The Board also appointed Ms. Michele Sheriff as Secretary. Immediately following the appointment of the new directors, Linda Contreras resigned as officer and director.

On October 19, 2007, the Company announced that the Board determined that certain issuances of common stock over the past year had not been paid for or otherwise earned. The Company stopped transfer and/or cancelled 59,545,752 shares of its common stock, and notified the individuals and companies affected.  All existing consulting contracts with the Company have been cancelled.  Also on this date, the Board appointed Wayne Duke as a director of the Company.

On November 5, 2007, the Board approved a one for ten (1:10) reverse split and an increase in the number of its authorized shares from 100,000,000 to 300,000,000.  The Board’s resolution was approved by the holders of a majority of the Company’s shares.

On February 1, 2008, the Board appointed Jeffery Joyce and Dean Elliott as directors and accepted Mr. Duke’s and Mr. Barbee’s resignations. After the appointment of the new directors, Mr. Stidham resigned as President and director, and appointed Mr. Joyce as President and Mr. Elliott as Vice President and Secretary of the Company

Effective March 6, 2008,  the Board approved a one for ten (1:10) reverse stock split and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock in accordance with the procedure authorized by N.R.S. §78.207. The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split did not require shareholder approval.

On March 25, 2008 the Company announced that it changed its name to Gulf Onshore, Inc. from Brighton Oil & Gas, Inc.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol GFON.

Effective April 16, 2008, the Company dismissed its auditors, Kabani & Company, Inc. and engaged Turner, Stone & Company, L.L.P. as its principal independent accountant.  Kabani & Co. served as the Company’s independent public accountant from July 2006 to the date of dismissal.  Kabani & Co.’s audit reports for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles other than the uncertainty that the Company might not be able to operate as a going concern.

On August 11, 2008, the Company appointed R. Wayne Duke, Earl Moore and Mark Smith as directors. The board also appointed Mr. Moore as Chief Executive Officer and Mr. Smith as Chief Financial Officer. Dean Elliot has resigned as an officer and director.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	Three Form 8-K’s were filed during the three month period ended June 30, 2008.
April 24, 2008

June 6, 2008
June 18, 2008

(b)	Exhibits

Exhibit Number / Name of Exhibit

10.16	Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

10.17	Consulting agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)
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

By /s/  Earl Moore

Earl Moore, President

Date: August 14, 2008