Form 10KSB/A
period 2007-12-31
GULF ONSHORE, INC.
filed 2008-08-25
CIK 1024626

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

Fiscal Year Ending December 2006	HIGH	LOW
Quarter Ending March 31, 2006	3.00	2.35
Quarter Ending June 30, 2006	1.25	1.25
Quarter Ending September 30, 2006	0.28	0.28
Quarter Ending December 31, 2006	0.04	0.04

Fiscal Year Ending December 2007	HIGH	LOW
Quarter Ending March 31, 2007	0.09	0.04
Quarter Ending June 30, 2007	0.30	0.10
Quarter Ending September 30, 2007	0.20	0.08
Quarter Ending December 31, 2007	0.20	0.07

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

Evaluation of Disclosure Controls and Procedures

Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external accountants who may not always get full information and therefore something is not recorded appropriately.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

On February 4, 2007, the Board of Directors filled two Director vacancies due to the resignation of Mr. Duke and Mr. Barbee.  Jeffery Joyce and Dean Elliott were appointed to fill the vacancies.  After the appointment of the new Directors, Mr. Stidham offered his resignation as President and Director.  Mr. Joyce was appointed President and Mr. Elliott was appointed Vice President and Secretary.

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

Mr. Joyce was appointed as a member of the Board of Directors of the Company and President effective February 4, 2008.  Mr. Joyce's expertise is in project management and sales development, having been active in project management and sales development roles for various real estate concerns in the Dallas, Texas area

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective February 4, 2008.  Mr. Elliott, has over 30 years experience in various oil and gas executive positions varying from mid-size independent oil & gas operators to large fully integrated publicly traded energy companies. For more than the last five years, Mr. Elliott has been an independent oil and gas developer. Mr. Elliott has extensive knowledge in seeking, evaluating, securing, drilling and developing over 100 oil and gas wells in Texas, Oklahoma and Louisiana. His background also includes extensive experience in mergers and acquisitions, financing and hands-on experience in all aspects of oil and gas operations, from prospect to pipeline.  Mr. Elliott is 54.

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

Upon exercise of the options, the optionee will deliver consideration in the amount of the exercise price multiplied by the number of shares to be issued as a result of the exercise; provided, however, the compensation committee reserves, at any and all times, the right, in its sole and absolute discretion, to establish, decline to approve or terminate any program or procedures for the exercise of stock options by means of a cashless exercise

Compensation of Directors

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

NAME AND ADDRESS	NUMBER OF SHARES OWNED BENEFICIALLY	PERCENT OF SHARES OWNED

Boston Equities Corporation(1) 1600 Union Street San Diego, CA 90802	900,751	8.79%

Summitt Oil & Gas(1) 9595 Wilshire Boulevard Suite 510 Beverly Hills, CA 90212	4,170,800	31.43%

K&D Equity Investments 1692 Club Hill Drive Dallas, TX 75248	5,000,000	37.67%

Cede & Co. PO Box 222, Bowling Green Station New York, NY 10274	1,912,800	14.41%

ALL DIRECTORS AND EXECUTIVE OFFICERS	0	0.00%

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
10.4
Consulting Agreement dated April 3, 2006 by and between Summitt Oil and Gas, Inc. and Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference).

10.5
Management Employment Agreement dated April 3, 2006 by and between Ross Lyndon James and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference).

10.6
Management Employment Agreement dated April 3, 2006 by and between Brian Harcourt  and the Company (previously filed as an exhibit to our Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference).

10.7	2006 Employee Stock Option Plan (previously filed as an exhibit to the Company’s Form 8-K, file no. 001-28911, on April 5, 2006 and incorporated herein by reference).

10.8
Consulting Agreement by and between us and Camden Holdings, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.9
Consulting Agreement by and between us and Design, Inc. dated January 8, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.10
Stock Purchase Agreement between us and Liquid Stone Partners dated April 4, 2006  (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.11
Amended Assignment of leasehold rights between us and Summitt Holdings, Inc. dated April 4, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.12
Consulting Agreement between us and Credit First Holdings, Inc. dated April 5, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.13
Promissory note executed by us to repay Camden Holdings, Inc. dated April 25, 2006 (previously filed as an exhibit to our Form 10-KSB/A, file no. 001-28911, on June 8, 2006 and incorporated herein by reference).

10.14	Promissory note executed by us to repay Camden Holdings, Inc. dated June 8, 2006 (previously filed and incorporated herein by reference).

10.16	Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our 8-K, file no. 01-28911 and incorporated herein by reference).

10.17	Consulting agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our 8-K, file no. 01-28911 and incorporated herein by reference)

10.18	Consolidated note and security agreement with Summitt Oil & Gas, Inc. dated January 5, 2007 (previously filed as an exhibit to our Form 8-K, file no. 01-28911 and incorporated herein by reference).

10.18	Consulting agreement with Summitt Oil & Gas, Inc. dated January 5, 2007 (previously filed as an exhibit to our Form 8-K, file no. 01-28911 and incorporated herein by reference)

14.1	Code of Ethical and Professional Standards of Brighton Oil & Gas, Inc. and Affiliated Entities, attached hereto.

31.1	Certification by Earl Moore, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

31.2	Certification by Mark Smith, Chief Financial Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

32.1	Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.

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

       Brighton Oil & Gas, Inc.

By: /s/ EARL MOORE Earl Moore, Chief Executive Officer Dated: August 20,2008

 In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  EARL MOORE
       Earl Moore
       CEO, Director

/s/  MARK SMITH
       Mark Smith
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

/ s/ Kabani & Company, Inc.

Los Angeles, California

 August 10, 2008

BRIGHTON OIL & GAS, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

 DECEMBER 31, 2007

ASSETS
Cash & cash equivalents	$4,769
Accounts receivable	11,675
Total Current Assets	16,444

Property & equipment, net	1,967

TOTAL ASSETS	$18,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$329,583
Accrued expenses	1,432,525
Accrued interest payable to affiliate	64,860
Due to former officers	5,000,000
Loan payable to affiliate	814,742
Line-of-Credit to affiliate	66,657
Total Current Liabilities	7,708,367

Stockholders' Deficit
Common Stock, $.001 par value, 300,000,000 shares authorized,
13,281,985 issued and outstanding as of December 31, 2007	13,282
Additional paid in capital	45,368,263
Accumulated deficit	(53,071,501)
Total stockholders' deficit	(7,689,956)

Total liabilities and stockholders' deficit	$18,411

The accompanying notes are an integral part of these financial statements.

BRIGHTON OIL & GAS, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2007,

	December 31, 2007	December 31, 2006	Period from January 27, 2005 (inception) to December 31, 2007
NET REVENUE	$12,239	$-	$12,239

OPERATING EXPENSES
Professional fees	8,719,580	21,810,896	30,995,780
Technology license royalties	-	-	160,417
Impairment of oil & gas well lease	5,030,000	46,667	5,076,667
Other general and administrative	203,119	15,310,688	15,649,019
Total operating expenses	13,952,699	37,121,584	51,881,883

NET OPERATING LOSS	(13,940,460)	(37,121,584)	(51,869,644)

Beneficial conversion feature	(1,066,657)	-	(1,066,657)
Gain on settlement of debt	-	215,000	215,000

NET LOSS	$(15,007,117)	$(36,906,584)	$(52,721,301)

LOSS PER SHARE - BASIC & DILUTED	$(0.20)	$(1.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	74,515,857	32,695,891

The accompanying notes are an integral part of these financial statements.

BRIGHTON OIL & GAS, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND THE CUMMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2007,

	Shares	Common stock amount	Additional paid in Capital	Prepaid counsulting	Deficit accumulated during the development stage	Total Stockequity/(deficit)
Balance, January 27, 2005 (inception)	-	$-	$-	$-	$-	$-

Founder's stock issued	838,000	838	(838)	-	-	-
Stock issued for debt	80,000	80	399,920	-	-	400,000
Shares issued for license agreement	861,875	862	(862)	-	-	-
Effect of reverse merger	138,401	138	(200,138)	-	-	(200,000)
Divestiture of subsidiary to related party	-	-	544,340	-	-	544,340
Net loss for the year	-	-	-	-	(807,600)	(807,600)

Balance, December 31, 2005	1,918,276	1,918	742,422	-	(807,600)	(63,260)

Shares issued for employment	455,000	455	8,487,045	-	-	8,487,500
Shares issued for services	1,710,800	1,711	28,796,789	(7,633,750)	-	21,164,750
Shares issued for lease agreement	67,700	68	406,132	-	(350,200)	56,000
Net loss for the year	-	-	-	-	(36,906,584)	(36,906,584)

Balance, December 31, 2006	4,151,776	$4,152	$38,432,388	$(7,633,750)	$(38,064,384)	$(7,261,594)

Shares issued for services	630,205	630	527,718	(387,500)	-	140,848
Shares issued for debt conversion	3,500,000	3,500	346,500		-	350,000
Beneficial conversion feature			1,066,657			1,066,657
Amortization of shares issued for services				8,021,250		8,021,250
Shares issued for properties	5,000,000	5,000	4,995,000			5,000,000
Net loss for the year	-	-	-	-	(15,007,117)	(15,007,117)

Balance, December 31, 2007	13,281,981	$13,282	$45,368,263	$-	$(53,071,501)	$(7,689,956)

The accompanying notes are an integral part of these unaudited financial statements.

BRIGHTON OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2007

	2007	2006	Period from January 27, 2005 (inception) to Dec 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,007,117)	$(36,906,584)	$(52,721,301)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and depletion	33	-	3,844
Amortization on investment in custer leasehold	-	9,333	9,333
Impairment on oil lease investments	5,030,000	46,667	5,076,667
Stock issued for services	140,848	29,652,250	29,793,098
Amortization of prepaid consulting fees	8,021,250	-	8,021,250
Amortization of beneficial conversion feature	1,066,657	-	1,066,657
Shares to be issued	-	5,000,000	5,000,000
Changes in certain assets and liabilities, net of divestiture
Increase in accounts receivable	(11,675)	-	(11,675)
Increase in inventory	-	-	(29,102)
Increase in other assets	-	-	(2,087)
Increase in accrued interest to affiliate	64,860	-	1,384,385
Increase in accounts payable and accrued expenses	853	1,319,525	853
Increase in accrued expenses	113,000	265,470	523,460
CASH FLOWS USED IN OPERATING ACTIVITIES:	(581,291)	(613,339)	(1,884,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	(30,000)	-	(30,000)
Purchase of property, plant & equipment	(2,000)	-	(40,952)
CASH FLOWS USED IN INVESTING ACTIVITIES	(32,000)	-	(70,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party, net	551,342	-	951,342
Loans payable to affiliates	66,657	613,400	1,008,997
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	617,999	613,400	1,960,339

NET INCREASE IN CASH &CASH EQUIVALENTS	4,708	61	4,769
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD	61	-	-
CASH &CASH EQUIVALENTS, END OF PERIOD	$4,769	$61	$4,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-
Net liabilities assumed with recapitalization	$-	-	$200,000
Divestiture of subsidiary to related party	$-	-	$544,340
Common stock issued for debt	$350,000	-	$1,050000
Common stock issued for acquiring oil & gas leases	$5,000,000	406,200	$5,406,200

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

As of December 31, 2007, the Company estimated the future cash flows expected to result from the use and eventual disposition of the two oil & well gas leases. Based on its review, the Company determined that the carrying value of the assets is not recoverable and hence the leases were determined to be impaired as of December 31, 2007. The Company recorded an impairment loss of $5,030,000 for the year ended December 31, 2007..

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

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss carry forward	$53,071,501	$38,064,384
Total deferred tax assets	17,650,659	12,548,239
Less: valuation allowance	(17,650,659)	(12,548,239)
Net deferred tax assets	$-	$-

BRIGHTON OIL & GAS, INC.
 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2007

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
Total Provision for Income Tax	$-	$-

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

5.  Accrued Expenses

As of December 31, 2007, the accrued expenses comprise of the following:

Accrued consulting fees	$93,000
Accrued audit fees	25,000
Accrued dispute settlement	13,000
Accrued payroll taxes	1,285,651
Accrued compensation costs	6,374
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

The Company has restated its financial statements for these adjustments as of December 31, 2006.

The effect of the correction of the error is as follows:

	AS
	PREVIOUSLY	AS
	REPORTED	RESTATED

BALANCE SHEET
	As of December 31, 2006
Stockholder's Equity:
Additional paid-in capital	$39,472,222	$38,395,022
Accumulated deficit	$(39,144,384)	$(38,064,384)

STATEMENT OF OPERATIONS:
	For the period from inception to
	December 31, 2006
Professional fee	$23,356,200	$22,276,200
Total operating expenses	$39,009,184	$37,929,184

Net operating loss	$39,009,184	$37,929,184
Net loss	$38,794,184	$37,714,184

STATEMENT OF CASH FLOWS:
	For the period from inception to
	December 31, 2006
NET LOSS	$38,794,184	$37,714,184
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	$30,732,250	$29,652,250