Form 10-Q/A
period 2008-03-31
GULF ONSHORE, INC.
filed 2008-08-25
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

As of March 31, 2008, there were 1,327,261 shares of Common Stock of the issuer outstanding.

GULF ONSHORE, INC.
(A Development Stage Company)
 Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$2,076	$4,769
Accounts Receivable	-	11,675
Other Receivables	3,269	-
Total Current Assets	5,345	16,444
Oil & Gas Properties:
Proved Properties	-	-
Less: Accumulated DDA	-	-
Net Oil & Gas Properties	-	-
Fixed assets:
Equipment	2,000	2,000
Less: Accumulated Depreciation	(133)	(33)
Total Fixed Assets	1,867	1,967

Total Assets	$7,212	$18,411

Liabilities and Shareholders’ Equity/(Deficit)
Current Liabilities:
Accounts Payable	$362,050	$329,583
Accrued Expenses	126,374	1,432,525
Accrued Interest Payable to Affiliate	82,732	64,860
Due to Former Officers	-	5,000,000
Loan Payable to Affiliate	814,742	814,742
Line-of-Credit to Affiliate	89,717	66,657
Total Current Liabilities	1,475,615	7,708,367

Total Liabilities	1,475,615	7,708,367

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 30,000,000 shares authorized, 1,327,261 and 1,328,198 shares issued and outstanding respectively	1,327	1,327
Additional Paid in Capital	45,403,278	45,380,218
Accumulated Deficit	(46,873,008)	(53,071,501)
Total Shareholders’ Equity/(Deficit)	(1,468,403)	(7,689,956)
Total Liabilities and Shareholder’ Equity/(Deficit)	$7,212	$18,411

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2008 and 2007
And The Cumulative Period from January 27, 2005 (Inception) to March 31, 2008
(Unaudited)

	Three Months Ended		Period from January 27, 2005 (inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

OIL & GAS OPERATIONS
Oil & Gas Revenues	$46,689	$0	$58,928
Lease Operating Expenses	13,884	0	13,884
Gross Profit	32,805	0	45,044

OTHER EXPENSES:
Professional Fees	52,116	1,250,770	31,047,896
Technology license royalty	0	0	160,417
Impairment of Oil & Gas Leases (Note 1)	0	0	5,076,667
Net Gain on Settlement of Liabilities (Note 9)	(6,285,651)		(6,285,651)
General and Administrative	44,787	612,167	16,044,006
Total Operating Expenses	(6,188,748)	1,862,937	46,043,335

OPERATING INCOME (LOSS)	6,221,553	(1862,937)	(45,998,291)

Other Income (Expense)
Beneficial Conversion Feature	(23,060)	0	(1,089,717)
Interest Expense	0	0	215,000
Total Other Income (Expense)	(23,060)	0	(874,717)

NET INCOME (LOSS)	$6,198,493	$(1,862,937)	$(46,873,008)

Basic and Diluted Earnings per Share	$4.67	$2.51
Basic and Diluted Earnings per Share	$4.61	$2.52
Weighted Average Shares Outstanding: Basic	1,327,261	743,267
Weighted Average Shares Outstanding: Diluted	1,345,261	743,267

See accompanying summary of accounting policies and notes to consolidated financial statements.

   GULF ONSHORE, INC.
 (A Development Stage Company)
Consolidated Statement of Shareholders' Equity
 For The Three Month Period Ended March 31, 2008 and
For The Cumulative Period From January 27, 2005 (Inception) to March 31, 2008
(Unaudited)

			Additional
	Common		Paid-in	Prepaid	Retained
	Shares	Par	Capital	Consulting	(Deficit)	Totals

Balance at January 27, 2005 (Inception)	0	$0	$0	$0	$0	$0

Founder’s Stock Issued	83,800	84	(84)			0
Stock Issued for Debt	8,000	8	399,992			400,000
Shares Issued for License Agreement	86,188	86	(86)			0
Effect of Reverse Merger	13,840	14	(200,014)			(200,000)
Divestiture of Subsidiary to Related Party			544,340			544,340
Net Loss					(807,600)
						(807,600)
Balance at December 31, 2005	191,828	192	744,148	0	(807,600)	(63,260)

Shares Issued for Employment	45,500	46	8,487,455	0		8,487,500
Shares Issued for Services	171,080	171	28,798,329	(7,633,750)		21,164,750
Shares Issued for Lease Agreement	6,770	6	406,193	0	(350,200)	56,000
Net Loss					(36,906,584)	(36,906,584)

Balance at December 31, 2006	415,178	415	38,436,125	(7,633,750)	(38,064,384)	$(7,261,594)

Shares Issued For Services	63,021	63	528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	349,650	0		350,000
Amortization of Beneficial Conversion Feature	0	0	1,066,657	0		1,066,657
Amortization of shares issued for services	0	0	0	8,021,250		8,021,250
Shares Issued for Properties	500,000	500	4,999,500	0		5,000,000

Net loss					(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	45,380,217	0	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	0	0	23,060	0		23,060
Cancellation and Amortization of Shares	(919)	(1)	1	0		0

Net loss					6,198,493	6,198,493

Balance at March 31, 2008	1,327,261	$1,327	$45,403,278	$0	$(46,873,008)	$(1,469,403)

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For The Three Periods Months Ended March 31, 2008 and 2007 and
The Cumulative Period from January 27, 2005 (inception) to March 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from January 27, 2005 (inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$6,198,493	$(1,862,937)	$(46,522,808)
Adjustments to reconcile net income (loss) to cash from (used in) operating activities:
Depreciation and Depletion	100	0	3,944
Amortization on Investment in Custer Lease		0	9,333
Impairment on Oil Lease Investments	0	0	5,076,667
Stock Issued for Services	0	162,500	29,793,098
Amortization of Prepaid Consulting Fees	0	937,083	8,021,250
Amortization of Beneficial Conversion Feature	23,060	512,500	1,089,717
Change in assets and liabilities:
Increase (Decrease) in Shares to be Issued	(5,000,000)	0	0
Decrease in Accounts Receivable	11,675	0	0
(Increase) in Inventory	0	0	0
(Increase) in Other Assets	(3,269)	0	(3,269)
Increase in Accrued Interest to Affiliates	17,872	0	82,732
Increase in Accounts Payable	32,467	125,511	363,050
Increase (Decrease) in Accrued Expenses	(1,306,151)	0	126,374
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(25,753)	(125,343)	(1,960,912)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Oil & Gas Leases			(30,000)
Acquisition of Equipment	0	0	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note – Related Party	23,060	0	962,931
Loan Payable to Affiliate	0	125,282	1,032,057
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,060	125,282	1,994,988

NET INCREASE (DECREASE) IN CASH	(2,693)	(61)	2,076

Cash, beginning of period	4,769	61	0
Cash, end of period	$2,076	$0	$2,076

SUPPLEMENTAL CASH FLOW INFORMATION
Common Stock Issued for Debt	$0	$350,000	$1.050.000
Common Stock Issued for Acquiring Oil & Gas Leases	$0	$0	$5,406,200
Divestiture of Subsidiary to Related Party	$0	$0	$544,340
Net Liabilities Assumed with Recapitalization	$0	$0	$200,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Emazing Gaming, LLC, an operating subsidiary.

Stock Splits

On March 6, 2008 the Directors of Gulf Onshore, Inc. (the “Company) announced a one for ten (1:10) stock split (the “Reverse Split”) and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock, par value $0.001 (the "Common Stock"), in accordance with the procedure authorized by N.R.S. §78.207. The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split did not require shareholder approval.  All shares referenced, except where otherwise noted, are net of the Reverse Split

Reclassification:

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

Earnings per Share (Loss):

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three month period ended March 31, 2008, diluted earnings per share is $4.61 and average weighted diluted shares are 1,345,261 and for the three month period ended March 31, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative deficit of $46,873,008 and had a stockholders’ deficit of $1,468,403 at March 31, 2008.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2007 Form 10-KSB.

NOTE 3 – FIXED ASSETS

Fixed assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	Dec 31, 2007
Equipment	$2,000	$2,000
Less: Accumulated Depreciation	(133)	(33)
Total Fixed Assets	$1,867	$1,967

Depreciation expense for the three month periods ended March 31, 2008 and 2007 was $100 and $0 respectively.

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

On January 11, 2007, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt Oil and Gas, Inc. five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The Company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month period ended March 31, 2007, the Company recorded a consulting expense of $162,500 on the agreement.

NOTE 5 – INCOME TAXES

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

The following table sets forth the significant components of the net deferred tax assets as of March 31, 2008:

March 31, 2008
Net operating loss carry forward	$46,873,008
Total deferred tax assets	15,936,823
Less: valuation allowance	(15,936,823)
Net deferred tax assets	$-

For the quarter ended March 31, 2008, income taxes were offset by the utilization of a portion of the net operating loss carryforward.

NOTE 6 – NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense.  The Company recorded an interest payable of $16,250 for the three month period ended March 31, 2008.

NOTE 7 - EQUITY TRANSACTIONS

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

NOTE 8 – RELATED PARTY

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

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”) whose sole shareholder and Director, is Charles Stidham, former CEO and President of Gulf Onshore, Inc.  The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum. Payable quarterly.  The amount due at March 31, 2008 was $89,717.  The note, if payments are not made as agreed, can be converted into restricted stock at $.10 per share and therefore a deemed dividend of $89,717 was recorded of which $23,060 was recorded in the three month period ended March 31, 2008. .

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – EXTINGUISHMENT OF DEBT

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

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

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

RESULTS FOR THE QUARTER ENDED March 31, 2008

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

OTHER EXPENSES. Total expenses exclusive of depreciation for the three months ended March 31, 2008, were $(6,188,848)  compared with expenses for the three months ended March 31, 2007 of $1,862,937.  The decrease in net operating expenses vs. March 31, 2007 is related to the professional fee contracts entered into in 2007 that were fully amortized in 2007 and the voiding of the Shares to be Issued and associated payroll taxes of $6,285,651 as discussed in Note 10 in 2008.  Going forward in 2008 standard operating expenses are expected to flow through the financial statements.   Depreciation expense for the three month periods ended March 31, 2008 and March 31, 2007 were $100 and $0 respectively.

NET INCOME (LOSS). Net income for the three months ended March 31, 2008 was $6,198,493 compared to a net loss of $1,862,937 for the three months ended March 31, 2007.  The 2008 balance is impacted by the voiding of the Shares to be Issued and associated payroll taxes of $6,285,651 as discussed in Note 10.  Adjusting for this transaction there would have been a net operating loss at March 31, 2008 of $87,158.  The decrease in the adjusted loss is attributed to the aforementioned professional fee contracts in 2007.

Employees

As of March 31, 2008, the Company had three employees: its President, Vice-President and Secretary..

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	Two Form 8-K’s were filed during the three month period ended March 31, 2008.
February 11, 2008
March 24, 2008

(b)	Exhibits

Exhibit Number / Name of Exhibit

10.16	Consolidated note and security agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

10.17	Consulting agreement with Camden Holdings, Inc. dated January 5, 2007 (previously filed as an exhibit to our form 8-K, file no. 01-28911 and incorporated herein by reference)

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