Form 10KSB/A
period 2007-12-31
GULF ONSHORE, INC.
filed 2008-09-26
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2 to Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 001-28911

GULF ONSHORE, INC.

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4310 Wiley Post Road, Addison, Texas 75001
(PRINCIPAL EXECUTIVE OFFICES)

972 / 788-4500
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

As of August 23, 2008, the issuer had 12,597,279 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Amendment No. 2 to the Annual Report on Form 10-KSB

For the Year Ended December 31, 2007

EXPLANATORY NOTE

This Form 10-KSB/A is being filed by Gulf Onshore, Inc., to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on April 10, 2008.

This Form 10-KSB/A amends Item 8A of Part II of the Form 10-KSB and provides an assessment and conclusion as to the effectiveness of our disclosure controls and procedures.  No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB.

In addition, as part of the 10-KSB/A, the Amendment will amend and restate, pursuant to ITEM 601(b)(31) of Regulation S-B, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification Principal Financial Officer, which adds the introductory language of paragraph 4 and the language paragraph 4(b).

In addition, as part of the 10-KSB/A, the Amendment will amend and restate, Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, which is updated for current language.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

PART II

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2007, our Chief Executive and Chief Financial Officer as of December 31, 2007 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.  In August 2008, we hired a Chief Financial Officer who is sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2007.   Based on its evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13.- Exhibits and Reports on Form 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.