Form 10-Q/A
period 2008-03-31
GULF ONSHORE, INC.
filed 2008-09-26
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to Form 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

GULF ONSHORE, INC.
(Exact name of registrant as specified in its charter)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

As of March 31, 2008, there were 1,327,261 shares of Common Stock of the issuer outstanding.

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Year Quarter ended March 31, 2008

EXPLANATORY NOTE

Gulf Onshore, Inc., is filing this Amendment No.2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was originally filed on May 20, 2008 (the “Original Filing”).

As part of the Form 10-Q/A, the Amendment will amend Item 4 of Part II, that was originally labeled Item 3, and amended the language on our assessment and conclusion as to the effectiveness of disclosure controls and procedures.

In addition, as part of the 10-Q/A, the Amendment will amend and restate, pursuant to ITEM 601(b)(31) of Regulation S-K, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification of the Principal Financial Officer, which adds the introductory language of paragraph 4 and the language paragraph 4(b).

In addition, as part of the 10-Q/A, the Amendment will amend and restate, Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, which is updated for current language.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

PART II

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2008, our Chief Executive and Chief Financial Officer as of March 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13.- Exhibits and Reports on Form 8-K

a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.