Form 10-Q/A
period 2008-06-30
GULF ONSHORE, INC.
filed 2008-09-26
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Large Accelerated Filer [    ].                                                                                     Accelerated Filer    [    ].

Non-Accelerated Filer [    ].                                                                                       Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [ X ].

As of September 23, 2008, there were 12,597,279 shares of Common Stock of the issuer outstanding.

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Year Quarter ended June 30, 2008

EXPLANATORY NOTE

Gulf Onshore, Inc., is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 which was originally filed on August 18, 2008 (the “Original Filing”).

As part of the Form 10-Q/A, the Amendment will amend Item 4 of Part II, that was originally labeled Item 3, and amend the language on our assessment and conclusion as to the effectiveness of our disclosure controls and procedures.

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

PART II

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-Q/A has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2008, our Chief Executive and Chief Financial Officer as of June 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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