Form 10-Q
period 2008-09-30
GULF ONSHORE, INC.
filed 2008-11-14
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 12,597,279 shares of Common Stock of the issuer outstanding.

 i

GULF ONSHORE, INC.
 Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$1,072	$4,769
Accounts Receivable	91,354	11,675
Related Party Receivables	10,787
Other Receivables	2,283	-
Total Current Assets	105,496	16,444
Oil & Gas Properties:
Proved Properties	100,000	-
Less: Accumulated DDA	-	-
Net Oil & Gas Properties	100,000	-
Fixed assets:
Equipment	18,472	2,000
Less: Accumulated Depreciation	(2,271)	(33)
Total Fixed Assets	16,201	1,967
Other Assets:
Deposits	77,987	-
Prepaid Expenses	3,269	-
Total Other Assets	81,256	-

Total Assets	$302,953	$18,411

Liabilities and Shareholders’ Equity/(Deficit)
Current Liabilities:
Accounts Payable	$369,217	$329,583
Accounts Payable – Related Parties	-	-
Accrued Expenses	148,194	1,432,525
Accrued Interest Payable to Affiliate	118,475	64,860
Due to Former Officers	-	5,000,000
Loan Payable to Affiliate	817,742	814,742
Line-of-Credit to Affiliate	-	66,657
Total Current Liabilities	1,450,628	7,708,367
Long-Term Liabilities:
Note Payable to Affiliate	245,000	-

Total Liabilities	1,695,628	7,708,367

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 30,000,000 shares authorized, 15,597,279 and 1,328,198 shares issued and outstanding respectively	12,517	1,327
Additional Paid in Capital	48,150,863	45,380,218
Accumulated Deficit	(49,546,055)	(53,071,501)
Total Shareholders’ Equity/(Deficit)	(1,392,675)	(7,689,956)
Total Liabilities and Shareholder’ Equity/(Deficit)	$302,953	$18,411

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

OIL & GAS OPERATIONS
Oil & Gas Revenues	$285,853	$0	$447,412	$0
Lease Operating Expenses	132,718	0	226,895	0
Gross Profit	153,135	0	220,517	0

OTHER EXPENSES:
Professional Fees	39,752	1,117,102	130,112	3,778,555
Impairment of Oil & Gas Leases (Note 1)	0	0	2,400,000	0
Net Gain on Settlement of Liabilities (Note 9)	0	0	(6,285,651)	0
General and Administrative	137,698	16,520	228,866	150,226
Total Operating Expenses	177,450	1,133,622	(3,526,673)	3,928,781

OPERATING INCOME (LOSS)	(24,315)	(1,133,622)	3,747,190	(3,928,781)

Other Income (Expense)
Other Income	1,439		1,439
Beneficial Conversion Feature	0	0	(32,335)	0
Other Expense	(107,091)		(107,091)
Interest Expense	(79,634)	(162,500)	(83,757)	(837,500)
Total Other Income (Expense)	(185,286)	(162,500)	(221,744)	(837,500)

NET INCOME (LOSS)	$(209,601)	$(1,296,122)	$3,525,446	$(4,766,281)

Basic and Diluted Earnings per Share	$(0.02)	$(1.56)	$0.60	$(5.96)
Basic and Diluted Earnings per Share	$(0.02)	$(1.56)	$0.60	$(5.96)
Weighted Average Shares Outstanding: Basic	9,877,895	828,198	5,878,173	799,438
Weighted Average Shares Outstanding: Diluted	9,877,895	828,198	5,896,173	799,438

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2008 (Unaudited)
and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Prepaid	Retained
	Shares	Par	Capital	Consulting	(Deficit)	Totals

Balance at December 31, 2006	415,178	$415	$38,436,125	$(7,633,750)	$(38,064,384)	$(7,261,594)

Shares Issued For Services	63,021	63	528,285	(387,500)
Shares Issued for Debt Conversion	350,000	350	349,650	0
Amortization of Beneficial Conversion Feature	0	0	1,066,657	0
Amortization of shares issued for services	0	0	0	8,021,250
Shares Issued for Properties	500,000	500	4,999,500	0

Net loss					(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	45,380,217	0	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	0	0	32,335			32,335
Cancellation and Amortization of Shares	(919)	(1)	1			0
Issuance of Shares for Cash	10,000	10	19,990			20,000
Shares Issued for Debt Conversion	990,000	990	98,010			99,000
Purchase of Subsidiary with Stock	10,000,000	10,000	2,490,000			2,500,000
Issuance of Stock for Services	190,000	190	120,310			120,500

Net loss					3,525,446	3,525,446

Balance at September 30, 2008	12,517,279	$12,517	$48,140,863	$0	$(49,546,055)	$(1,392,675)

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,525,446	$(4,766,281)
Adjustments to reconcile net income (loss) to cash from (used in) operating activities:
Depreciation and Depletion	2,238	0
Impairment on Oil Lease Investments	0	0
Stock Issued for Services	0	490,848
Amortization of Prepaid Consulting Fees	0	2,936,250
Amortization of Beneficial Conversion Feature	32,335	1,000,000
Change in assets and liabilities:
(Decrease) in Shares to be Issued	(4,879,500)	0
(Increase) in Accounts Receivable	(81,962)	0
(Increase) in Other Assets	(81,256)	0
Increase in Accrued Interest to Affiliates	53,615	0
Increase in Accounts Payable	35,778	253,602
Increase in Accounts Payable – Related Parties	3,856	0
Increase (Decrease) in Accrued Expenses	(1,284,331)	47,003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(2,673,781)	(38,578)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Equipment	(16,472)	0
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,472)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note – Related Party	99,000	164,742
Related Party Advances	(77,444)	(125,900)
Stock Issued for Oil and Gas Llease	2,400,000
Proceeds from sale of common stock	20,000	0
Loan Payable to Affiliates	245,000	0
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,686,556	38,842)

NET INCREASE (DECREASE) IN CASH	(3,679)	264

Cash, beginning of period	4,769	61
Cash, end of period	$1,072	$325

SUPPLEMENTAL CASH FLOW INFORMATION
Common Stock Issued for Debt	$99,000	$350,000
Common Stock Issued for Acquiring Oil & Gas Leases	$2,500,000	$0

See accompanying summary of accounting policies and notes to consolidated financial statements.

GULF ONSHORE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business:

Gulf Onshore, Inc.  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc..  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology.  On January 14, 2000, the Company filed its Form 10SB12G.  In 2002, the Company ceased its medical technology business following the death of Magkelate’s inventor.  The Company conducted no substantial business until 2005.

 In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006,

On April 3, 2006, the Company acquired a group of oil and gas leases in Oklahoma in exchange for issuance of common stock and commenced the business of  oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.  On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  The Company acquired additional oil and gas leases during 2007, all for issuance of common stock; in October 2007, the Company acquired leases from K & D Equity Investments, Inc., a Texas corporation in a transaction that effected a change of control, with K & D acquiring a majority stake in the Company.   The Company also entered into a Line of Credit Agreement with South Beach Live, Inc., a Florida corporation, to provide it with working capital of up to $100,000 on a revolving credit line. The Agreement permitted South Beach the right to repayment on demand, or to convert amounts owed for shares.

On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On June 6, 2008, the Company entered into an Asset Acquisition Agreement with K & D to acquire additional leases (the “Leases”) in exchange for common stock and a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.   The Company acquired the Leases into Curado, in exchange for shares issued to K & D.  The Company issued  South Beach a promissory note for $250,000, payable in 1 year at 10% interest.   The Company consolidated the operations of Curado Energy Resources, Inc.

Throughout 3Q 2007, declining oil prices and increased operating costs made continued oil and gas operations on the Leases unprofitable, and the Company was continually drawing down on its Line of Credit Agreement with South Beach. In exchange for concessions from South Beach regarding further cash advances and future stock conversions, in August 2007, the Company agreed to grant South Beach a security interest in its South Beach shares.

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  As a result, the Company’s 4Q 2007, financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Emazing Gaming, LLC, an operating subsidiary.

Gulf Onshore, Inc., up until the June 30, 2008 filing has filed as a Development Stage Company, as defined by SFAS 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company no longer is devoting substantially all of its efforts to establish a new business and has begun principal operations.  Also, the Company has begun to generate significant revenues, particularly through its new subsidiary, Curado Energy Resources, Inc.

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Notes 12 and 13 for a discussion of new accounting pronouncements.

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

In June 2008 the Company acquired eleven oil well leases in a related party transaction with the majority shareholder, K&D Investments, for 10,000,000 shares.  The value of the stock at the time of the transaction was $2,500,000 and the predecessor cost was $100,000.  Therefore, an impairment of $2,400,000 was recorded related to the transaction and the net cost recorded on the Company’s balance sheet is $100,000.  The Leases were acquired into Curado Energy Resources, Inc., the operator of the Leases, which the Company acquired from South Beach Live, Inc., its most significant creditor.

Throughout 3Q 2007, declining oil prices and increased operating costs made continued oil and gas operations on the Leases unprofitable, and the Company was continually drawing down on its Line of Credit Agreement with South Beach. In exchange for concessions from South Beach regarding further cash advances and future stock conversions, in August 2007, the Company agreed to grant South Beach a security interest in its South Beach shares.

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  As a result, the Company’s 4Q 2007, financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

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

Technology Licenses and Royalties

The Company’s current principal activity focuses on oil and gas exploration.  During 2007 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a royalty ranging from 17.7% to 21.8% on the value of the oil removed or produced and on the net proceeds from all gas sold.  The royalty is being deducted by the operator and therefore there are no applicable royalty accruals on the Company’s balance sheet at September 30, 2008.  During 2006 the Company acquired the rights to drill and otherwise exploit certain underlying reserves and agreed to pay a 3% royalty on the value of the oil removed or produced and on the net proceeds from all gas sold.  To date there are no applicable accruals on the Company’s balance sheet as there has been no production or proceeds related to the acquired rights.

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

Earnings per Share (Loss):

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three month period ended September 30, 2008, basic and diluted earnings per share is ($0.01) and average weighted diluted shares are 9,877,895 and for the three month period ended September 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.  For the nine month period ended September 30, 2008, diluted earnings per share is $0.62 and average weighted diluted shares are 5,896,173 and for the nine month period ended Septmber 30, 2007, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative deficit of $49,546,055 and had a stockholders’ deficit of $1,392,675 at September 30, 2008.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2007 Form 10-KSB

NOTE 3 – FIXED ASSETS

Fixed assets at September 30, 2008 and December 31, 2007 are as follows:

	Sept 30, 2008	Dec 31, 2007
Equipment	$18,472	$2,000
Less: Accumulated Depreciation	(2,271)	(33)
Total Fixed Assets	$16,201	$1,967

Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $1,069 and $0 respectively, and $2,238 and $0 for the nine month periods ended September 30, 2008 and 2007 respectively.

NOTE 4 – PROVED PROPERTIES

Proved Properties at September 30, 2008 and December 31, 2007 are as follows:

	Sept 30, 2008	Dec 31, 2007
Proved Properties	$100,000	$0
Less: Accumulated DDA	(0)	0
Net Proved Properties	$100,000	$0

The properties were acquired from K&D Investments, the majority shareholder, effective June 1, 2008 (see Note 1).  The acquisition of the eleven oil well leases meets the requirements of a related party transaction and therefore was capitalized at the predecessor cost of $100,000.  The leases were acquired with production equipment including pump jacks, pumps, tubing and rods as well as tank batteries and separators, which were represented to have an estimated replacement value in excess of $800,000.

On October 6, 2008, in the face of oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  South Beach has exercised its collateral rights to the Curado shares and has requested that they be re-registered in its name.  As a result, the Company’s 4Q 2007, financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

NOTE 5 – PROFESSIONAL FEES

Professional fees, for the three month periods ended September 30, 2008 and 2007 respectively were $39,752 and $1,117,102  Professional fees for the nine month periods ended September 30, 2008 and 2007 were $130,112 and $3,778,555.  The professional fees in 2008 are related to normal operations (auditors, outside consultants and attorneys).  In 2007 the higher expense is predominately related to consulting agreements entered into in 2006 and on January 11, 2007, with related parties.

During the period ended March 31, 2007, the Company amortized prepaid professional fees of $987,083 in conjunction with issued shares in exchange for professional fees to various consultants under separate agreements.  The agreements took place during the fiscal year 2006.

On January 11, 2007, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. The shares were issued in January, 2007. The Company recorded the consulting expense based on the cash and the fair value of the shares on the date of issuance. The expense is being amortized over the term of the consulting agreement. During the three month period ended September 30, 2007, the Company recorded a consulting expense of $162,500 on the agreement and for the nine month period ended September 30, 2007, $487,500.

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

The following table sets forth the significant components of the net deferred tax assets as of September 30, 2008:

Sept 30, 2008
Net operating loss carry forward	$49,546,055
Total deferred tax assets	17,341,119
Less: valuation allowance	(17,341,119)
Net deferred tax assets	$-

For the quarter ended September 30, 2008, income taxes were offset by the utilization of a portion of the net operating loss carryforward.

NOTE 7 – NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense.  The Company recorded an interest payable of $16,250 for the three month period ended September 30, 2008 and $48,750 for the nine months ended September 30, 2008.

NOTE 8 - EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 12,597,279 issued and outstanding as of September 30, 2008.

A.	Issuance of Common Stock

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 35,000 shares of the Company's common stock to Credit First Holding Limited, a related party, for consulting services.  The Company recorded the shares at the fair market value of $7,175,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three month and nine month periods ended September 30, 2007 the Company amortized $597,197 and $1,793,750 respectively.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 7,000 shares of the Company's common stock to Monterosa Group Limited for consulting services. The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three month and nine month periods ended September 30, 2007 the Company amortized $119,583 and 358,750 respectively.

In April 2006, in accordance with the terms of a Consulting Agreement, the Company issued 7,000 shares of the Company's common stock to Bluefin, LLC for consulting services.  The Company recorded the shares at the fair market value of $1,435,000. The expense is being amortized over the period of the consulting agreement as the services are being performed. During the three and nine month periods ended September 30, 2007 the Company amortized $119,583 and $358,750 respectively.

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 350,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt.  The company recorded a beneficial conversion of $350,000 on the note.  The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. During the three and nine month periods ended September 30, 2007 the Company amortized $162,500 and $487,500 respectively.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000 shares of its common stock to Claudia J. Zaman, attorney.  The Company recorded the transaction at the fair market value of shares of $24,000, recognized $10,000 of expense in April, 2007 and recorded and additional $10,000 of expense in June, 2007.  At September 30, 2007 the prepaid expense was fully amortized and there was $0 of prepaid legal fees on the balance sheet.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000 shares of its common stock to Stephen Taylor, consultant.  The Company recorded the transaction at the fair market value of shares of $48,000.  The full $48,000 was expenses in April 2007.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 10,000 shares of its common stock to Dieu Vuong, consultant.  The Company recorded the transaction at the fair market value of shares of $180,000.  The full $180,000 was expenses in April 2007.

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

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement.  The Fair Market Value (“FMV”) of net assets of Curado at the time of the transaction were $142,909.  This generated an amount of Goodwill of $107,091 which was reflected in the consolidated financial statements.

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

No warrants were granted during the three or nine month period ended September 30, 2008.

The weighted average remaining contractual life of warrants outstanding is 0.95 years at September 30, 2008.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Intrinsic Value	Number
$67.00	18,000	0.95	-	18,000

The current Exercise Price of $67.00 per share reflects the impact of the two 1:10 stock splits.  Prior to the splits the Exercise price was $0.67 per share.

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of September 30, 2008, along with the weighted-average grant date fair values, were as follows.

2008
Expected volatility	80.0%
Expected life in years	5 years
Risk free interest rate	5.07%
Dividend yield	0%

C.	Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 25,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of September 30, 2008, no options to purchase the Company's common stock have been granted under the Plan.  There were no options outstanding at September 30, 2008.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of September 30, 2008 a total of 37,990 shares had been issued and granted under the Consultants Plan.

NOTE 9 – RELATED PARTY

The following transaction took place between the Company and parties sharing common ownership or control with Boston Equities Corporation, a shareholder, which, at the time of these transactions, owned approximately 25% of the Company's outstanding and issued common stock:

On April 25, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of three hundred and fifty thousand dollars ($350,000) to be used as working capital. The Note was due on August 25, 2006.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On June 8, 2006, the Company entered into a short term bridge financing in the form of a promissory note to Camden Holdings, Inc. in the amount of one hundred and fifty thousand dollars ($150,000) to be used as working capital.  The Note was due on December 31, 2006 and has been extended to December 31, 2007.  No interest is payable on the note and imputed interest, at a rate of 10% p.a., at 12/31/06 was deemed not material by management, and therefore, no accrual was booked.  On January 11, 2007, Camden converted $650,000 of the advances into a Note Payable bearing 10% interest per annum.  Advances due Camden at September 30, 2008 were $164,742.

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”) whose sole shareholder and Director, is Charles Stidham, former CEO and President of Gulf Onshore, Inc.  The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum. Payable quarterly.  The amount due at September 30, 2008 was $0 as the balance was converted to stock during the three month period ended September 30, 2008.  The note, if payments are not made as agreed, can be converted into restricted stock at $.10 per share and therefore a deemed dividend of $89,717 was recorded of which $0 was recorded in the three month period ended September 30, 2008.  On June 13, 2008, the Company issued 500,000 shares of its $.001 par value common stock to South Beach Live, Inc., a Florida corporation, pursuant to the terms of an October 4, 2007, Promissory Note.  Under the terms of the Note, the Company was released from $50,000 of the principal obligation under the Note in exchange for issuance of these shares.

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

In October 2008, the Company and SBL entered into an Accord and Satisfaction Agreement.  Under the terms of the Agreement, South Beach released the Company from any further obligation under the parties’ $250,000 Promissory Note in exchange for an assignment of the Company’s interest in a (currently) non-producing oil well, the Putnam M, located in Throckmorton Co., Texas, and a surrender of any claim to shares of Curado Energy Resources, Inc., the Company’s wholly-owned subsidiary, currently held by South Beach under a Security Agreement.  The Company is advised that South Beach has exercised its rights to these shares and requested re-registration thereof.

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
The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked.  The amount was recorded in the third quarter of 2007.  The billings were related to acquisition work that was never completed.  The Company contends that the agreement was not with Gulf Onshore, Inc. but with a potential acquirer and therefore believes that the accrual is not necessary.  A legal opinion is expected to be obtained during the fourth quarter of 2008.

NOTE 11 – EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes.  The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000.  During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded.  Accordingly, during the nine months ended September 30, 2008, management has recorded a nonrecurring gain in the amount of $6,285,651.

NOTE 12 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

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

NOTE 13 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of September 30, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

NOTE 15 – SUBSEQUENT EVENTS

In October 2008, the Company and SBL entered into an Accord and Satisfaction Agreement.  Under the terms of the Agreement, South Beach released the Company from any further obligation under the parties’ $250,000 Promissory Note in exchange for an assignment of the Company’s interest in a (currently) non-producing oil well, the Putnam M, located in Throckmorton Co., Texas, and a surrender of any claim to shares of Curado Energy Resources, Inc., the Company’s wholly-owned subsidiary, currently held by South Beach under a Security Agreement.  The Company is advised that South Beach has exercised its rights to these shares and requested re-registration thereof.

Proforma financial statements for Gulf Onshore Inc., backing out CURADO ENERGY RESOURCES, INC., impact in 2008follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007

OIL & GAS OPERATIONS
Oil & Gas Revenues	$86,007	$0
Lease Operating Expenses	35,317	0
Gross Profit	50,690	0

OTHER EXPENSES:
Professional Fees	87,060	3,778,555
Net Gain on Settlement of Liabilities (Note 9)	(6,285,651)
General and Administrative	155,045	150,226
Total Operating Expenses	(6,043,537)	3,928,781

OPERATING INCOME (LOSS)	6,094,227	(3,928,781)

Other Income (Expense)
Beneficial Conversion Feature	(32,335)	0
Gain on Settlement of Debt	0	0
Interest Expense	(53,615)	(837,500)
Total Other Income (Expense)	(85,950)	(837,500)

NET INCOME (LOSS)	$6,008,277	$(4,766,281)

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

Effective June 1, 2008, the Company acquired all of the common stock of Curado Energy, Inc. from South Beach Live, Inc. (“SBL”) in exchange for a $250,000 note. Contemporaneously, we acquired, through Curado, additional oil and gas leases in Throckmorton Co. and Shackelford Co., Texas from K & D in exchange for the issuance of an additional 10,000,000 shares of common stock. As a result of the transaction, K & D became the owner of approximately 87% of the Company’s outstanding shares.  The Company generated $92,583 in revenues from these leases in June 2008, comprising a significant portion of its Q2 2008 revenues.  We are currently undertaking a Re-Work/Development Plan, on these properties putting additional wells into production and re-committing other wells into water disposal wells.

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

All of these transactions were covered in timely filed Forms 8-K, and, in accordance with the representations made therein, SEC-qualified reserve reports the Throckmorton Co. and Shackelford Co. properties have been filed herewith, along with pro-forma consolidated financial information.

During Q3 2008, the Company continued to implement its Re-Work/Development Plan on its West Texas properties.   In July 2008, the Company entered into a Consulting Agreement with Parabolic, LLC; the Company paid Parabolic 80,000 shares of common stock (restricted) to provide investor relations and financial public relations services.  In August, 2008, the Company and Roboco extended the closing date for the Anderson Co., Texas lease acquisition to October 18, 2008, to permit the Company to further review the status of certain of the leases; the Company paid Roboco 10,000 shares of common stock (restricted) for the extension.  Also in August 2008, SBL exercised its rights under its Line of Credit Agreement with the Company, requiring the issuance of 490,000 shares of common stock in partial satisfaction of amounts owed to SBL.  Subsequently, the Company renegotiated its promissory note agreement with SBL granting it a security interest in the Curado shares owned by the Company and consented to SBL’s separate Guarantee Agreement with Curado, secured by Curado’s assets.  In exchange, the Company obtained SBL’s agreement that it wouldn’t request any further debt conversions at prices less than $.25 per share until either an Event of Default or Maturity.   All of these transactions were covered in timely filed Forms 8-K.

In October 2008, the Company and SBL entered into an Accord and Satisfaction Agreement.  Under the terms of the Agreement, South Beach released the Company from any further obligation under the parties’ $250,000 Promissory Note in exchange for an assignment of the Company’s interest in a (currently) non-producing oil well, the Putnam M, located in Throckmorton Co., Texas, and a surrender of any claim to shares of Curado Energy Resources, Inc., the Company’s wholly-owned subsidiary, currently held by South Beach under a Security Agreement.  The Company is advised that South Beach has exercised its rights to these shares and requested re-registration thereof.

The Company intends to focus its attention to operations of its oil field technology company, GOI Exploration Technologies, Inc., and developing opportunities in the Marcellus Shale in Pennsylvania through its Shale Oil, Inc. subsidiary.

RESULTS FOR THE QUARTER ENDED September 30, 2008

Our quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the second calendar quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2008, was $285,853 compared to $0 for the period ended September 30, 2007.   Revenue for the nine months ended September 30, 2008 was $447,412 compared to $0 for the nine months ended September 30, 2007.  The increase is attributed to the oil properties acquired in 2007 and Curado Energy Resources, Inc., (“Curado”) acquired in June 2008.  The impact of Curado in both the three months and nine months ended September 30, 2008, was $268,882 and $361,405 respectively.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2008, was $153,135 compared to $0 for the period ended September 30, 2007.   Gross profit the nine months ended September 30, 2008 was $220,517 compared to $0 for the nine months ended September 30, 2007.  The gross profit percentage in the three month period ended September 30, 2008 was $53.6% vs. 49.3% for the nine month period ended September 30, 2008.  The increase is due to improved efficiencies within the operator.

OPERATING EXPENSES. Total operating expenses, net of depreciation expense of $1,069 and $0 respectively,  for the three months ended September 30, 2008, were $176,381 compared to expenses for the period ended September 30, 2007 of $1,133,622.  The decrease is mainly attributed to professional fee contracts entered into in 2007 that were fully amortized in 2007.  Total operating expenses, net of depreciation expense of $2,238 and $0 respectively, for the nine months ended September 30, 2008 were ($3,528,911) compared to expenses for the period ended September 30, 2007 of $3,928,781.  2008 expenses include a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts (see Note 11).  In 2008 we incurred an impairment if $2,400,000 related to acquire oil properties due to writing own to predecessor cost   As discussed above concerning the three month periods, professional fee contracts entered into in 2007 that were fully amortized in 2007 were mostly offset by the impairment of $2,400,000.

NET INCOME (LOSS). Net income for the three months ended September 30, 2008 was ($209,601) compared to the period ended September 30, 2007 of ($1,296,122).   Net income for the nine months ended September 30, 2008 was $3,6525,446 compared to the net loss of the period ended September 30, 2007 of ($4,766,281).  The 2008 balance is impacted by the voiding of former director contracts and associated payroll taxes of $6,285,651 as discussed in Note 11.  Adjusting for this transaction there would have been a net operating loss for the nine months ended September 30, 2008 of ($2,653,114).  The decrease in the adjusted loss is attributed to the aforementioned professional fee contracts in 2007.

Employees

As of September 30, 2008, the Company had five employees: its President, CFO, Secretary and two office administrators.

ITEM 3.  N/A

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-Q/A has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	Four Form 8-K’s were filed during the three month period ended September 30, 2008.
July 3, 2008
July 17, 2008
August 19, 2008
September 2, 2008

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

Date: November 14, 2008