Form 10-K
period 2008-12-31
GULF ONSHORE, INC.
filed 2009-04-15
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 001-28911

GULF ONSHORE, INC.

 Nevada
(State or other jurisdiction of incorporation or organization)

01-28911	91-1869677
(Commission File Number)	(IRS Employer Identification Number)

4310 Wiley Post Road, Suite 201, Addison, Texas 75001

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

The issuer's revenues for its most recent fiscal year were $447,412.

As of December 31, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $171,322. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 14, 2009, the issuer had 14,687,279 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Gulf Onshore, Inc.  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology.  On January 14, 2000, the Company filed its Form 10SB12G.  In 2002, the Company ceased its medical technology business following the death of Magkelate’s inventor.  The Company conducted no substantial business until 2005.

 In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006.

In April 2006, the Company acquired oil and gas leases in Oklahoma from Summit Oil & Gas, Inc. in exchange for issuance of common stock, and commenced the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.  In June 2007, the Company changed its name to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  In October 2007, the Company acquired oil and gas leases in Texas from K & D Equity Investments, Inc. (“K & D”), a Texas corporation, in a transaction that resulted in K & D acquiring a majority stake in the Company.   The Company also entered into a Line of Credit Agreement with South Beach Live, Inc., a Florida corporation, to provide it with working capital of up to $100,000 on a revolving credit line. The Agreement permitted South Beach the right to repayment on demand, or to convert amounts owed for shares.

On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On June 6, 2008, the Company entered into an Asset Acquisition Agreement with K & D to acquire additional oil and gas leases and a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.   The Company acquired the Leases into Curado, in exchange for 10,000,000 shares issued to K & D and a promissory note for $250,000, payable in one year at 10% interest payable to South Beach.   The Company consolidated the operations of Curado Energy Resources, Inc.

Throughout 3Q and into the beginning of 4Q 2008, declining oil prices and increased operating costs made continued oil and gas operations unprofitable, and the Company was continually drawing down on its Line of Credit Agreement with South Beach. In exchange for concessions from South Beach regarding further cash advances and future stock conversions, in August 2008, the Company agreed to grant South Beach a security interest in its Curado shares.

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  As a result, the Company’s 4Q 2008, financial statements reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES
The Company currently leases an office at 4310 Wiley Post Road, Suite 201, Addison, Texas 75001, from a related party.  The lease is month-to-month and therefore as of December 31, 2008, the Company had no future rental commitments.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding and no such action by or, to the best of our knowledge, against us have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market information: Our common stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "GFON". The high and low bid prices for the common stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending December 2008	HIGH	LOW
Quarter Ending March 31, 2007	0.09	0.04
Quarter Ending June 30, 2007	0.30	0.10
Quarter Ending September 30, 2007	0.20	0.08
Quarter Ending December 31, 2007	0.20	0.07

Fiscal Year Ending December 2008	HIGH	LOW
Quarter Ending March 31, 2008	7.40	0.90
Quarter Ending June 30, 2008	2.50	0.25
Quarter Ending September 30, 2008	2.10	0.22
Quarter Ending December 31, 2008	0.30	0.09

Holders

As of December 31, 2008, there were 147 shareholders of record,  including CEDE&Co., which holds shares for the beneficial interest of an unknown number of shareholders in brokerage accounts.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we have not sold any shares in unregistered offerings.  As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General
The Company has been engaged in the business of oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations since April. 2006. The Company’s activities in the oil and gas business prior to 3Q 2007, however, when it undertook a change of management, were desultory, at best; the Company generated no revenues and recorded a complete impairment of all oil and gas related assets, effective December 31, 2007.  On June 6, 2008, the Company acquired leases in Throckmorton and Shackelford Co. Texas, and an operating company, Curado Energy Resources, Inc..  Nearly all of its revenues during 2008 were generated from its operation of these leases.  Declining oil and gas prices and an inability to obtain funding for its Re-Work Development Program and additional acquisitions in 3Q and 4Q 2008 rendered its oil and gas business unprofitable.  The Company divested itself of its oil and gas properties in 4Q 2008 and is exploring other business opportunities.

Results for the years ended December 31, 2008 and 2007

Revenue: For the year ended December 31, 2008, the Company had revenue of $447,412, vs. revenue of $12,239 during the year ended December 31, 2007.  The increase in revenue is directly related to the oil and gas lease acquisitions in June through their former operating company, Curado Energy Resources (CERI).  CERI contributed 81% or $361,405 of the Company’s 2008 revenues in the four months the Company owned CERI.  During the fourth quarter of 2008, the Company had $0 revenues as it no longer has any properties vs. revenues during the same period of 2007 of $12,239.

Expenses: Expenses for the year ended December 31, 2008 were -$3,571,943 vs. $13,952,699 for the year ended December 31, 2007.  2008 expenses include a one-time non-recurring gain of $6,285,651 due to the voiding of former Director contracts (see Note 9).   In 2008 we incurred an impairment of $2,400,000 related to acquired oil properties due to writing down to predecessor cost.  Adjusted expenses, not including depreciation expense of $2,338, were $311,470.  Expenses for the year ended December 31, 2007 include impairment costs of $5,030,000 and related party professional fee contracts entered into by former Directors of $8,644,000, therefore, adjusted expenses, not including depreciation of $33, were $278,666.  The adjusted net increase of ($32,804) is mainly related to increased audit fees of $32,000 due to the acquisition of Curado Energy Resources.

Operating Profit (Loss): For the year ended December 31, 2008, the Company had a net operating profit of $3,789,191 vs. a net operating loss of $13,940,460 for the year ended December 31, 2007.  Please see the explanations in Expenses above.

Net Income (Loss): The net income for the year ended December 31, 2008 was $3,559,617 vs. a net loss of $15,007,117 for the year ended December 31, 2007, and a net loss of $49,511,884 for the period January 27, 2005 to December 31, 2008.  The increase in the profit is related to the items listed above (volume and expenses). Adjusting for the one time gain and write-off the Company would have lost $323,796 during this period.

Plan of Operation

In September 2007, the Company appointed new officers and directors who have significant experience in oil and gas development activities.  On October 19, 2007, the Company issued 50,000,000 shares of restricted stock to K&D Investments for oil properties in Throckmorton County, Texas (Walker-Buckler Trust 380-381).   The Company recorded the transaction at fair market value of $5,000,000 and on December 31, 2007, recorded impairment expense related to the property of $5,000,000 resulting in a net capitalized amount of $0.

On October 29, 2007, the Company paid $30,000 to an individual for oil properties in Throckmorton County, Texas (Putnam M Well).   The Company recorded the transaction at fair market value of $30,000 and on December 31, 2007, recorded impairment expense related to the property of $30,000 resulting in a net capitalized amount of $0.

In Q4 2007 and Q1 2008, the Company effected two separate 1:10 reverse share split, reducing our total issued and outstanding shares of common stock to 1,328,198 (and reducing K & D’s ownership to 500,000 shares). At that time, we also changed our name to Gulf Onshore, Inc.; our shares now trade on the Over-the-Counter Bulletin Board under the symbol GFON. Shortly thereafter, we moved into larger offices at 4310 Wiley Post Blvd., Ste. 201, Addison, Texas.

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

Also in Q2 2008, the Company contracted to acquire oil and gas leases in Anderson Co., Texas from Roboco Oil, Inc. These leases cover approximately 1,000 acres, and hold two producing wells. The transaction was scheduled to close on September 1, 2008. Under the terms of the contract, the Company was to pay $700,000 for these leases, comprised of 20,000 shares of common stock and $680,000 cash. Ultimately, on October 25, 2008 the Company informed ROBOCO that we would not be going forward with this arrangement due to the declining oil and gas prices and its inability to arrange suitable financing and the 20,000 shares, valued at $22,500 were written-off to consulting expenses.

All of these transactions were covered in timely filed Forms 8-K, and, in accordance with the representations made therein, SEC-qualified reserve reports the Throckmorton Co. and Shackelford Co. properties were filed, along with pro-forma consolidated financial information.

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

Effective October 31, 2008, the Company and SBL entered into an Accord and Satisfaction Agreement.  Under the terms of the Agreement, South Beach released the Company from any further obligation under the parties’ $250,000 Promissory Note in exchange for an assignment of the Company’s interest in a (currently) non-producing oil well, the Putnam M, located in Throckmorton Co., Texas, and a surrender of any claim to shares of Curado Energy Resources, Inc., the Company’s wholly-owned subsidiary, currently held by South Beach under a Security Agreement.  The Company is advised that South Beach has exercised its rights to these shares and requested re-registration thereof.

The Company has two subsidiaries, GOI Exploration Technologies, Inc., and Shale Oil, Inc. subsidiary, both of which have had no transactions since creation, and therefore have no impact on the financial statements.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.

We currently have no full-time employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A summary of the warrant activity for the period ended December 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	18,000	$67.00	$-
Granted	-	-	-
Forfeited / Canceled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	18,000	$67.00	$-

The weighted average remaining contractual life of warrants outstanding is 1.10 years at December 31, 2008.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$67.00	18,000	0.70	$67.00	18,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2008, and the period ended December 31, 2007 along with the weighted-average grant date fair values, were as follows.

	2008	2007
Expected volatility	80.0%	80.0%
Expected life in years	5 years	5 years
Risk free interest rate	5.07%	5.07%
Dividend yield	0%	0%

During the period ended December 31, 2008, the Company did not issue any warrants.

As of December 31, 2008, our executive officers and directors, in the aggregate, beneficially own approximately 3.4%  of our outstanding common stock. K&D Equity Investments is our single largest shareholder owning 77.6% of our common stock.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2008, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE
Earl Moore	64	President & CEO	2008
Jeffery Joyce	45	Vice President	2008
Michelle Sherif	35	Secretary and Director	2007
R. Wayne Duke	63	Director and Chairman	2007

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

There are no family relationships between or among any Officer and Director.

On September 25, 2007, Charles Stidham, R. Wayne Duke, Michele Sheriff and E. Robert Barbee were appointed directors. Concurrently,  Immediately following the appointment of the new directors, Linda Contreras resigned as officer and director, and Mr. Stidham succeeded her as Chief Executive Officer and Chief Financial Officer of the Registrant. Ms. Sheriff was appointed as Secretary.

On February 4, 2008, Mr. Duke and Mr. Barbee resigned and Jeffery Joyce and Dean Elliott were appointed to fill these vacancies.  After the appointment of the new Directors, Mr. Stidham resigned as President and Director.  Mr. Joyce was appointed President and Mr. Elliott was appointed Vice President and Secretary.

Mr. Joyce was appointed as a member of the Board of Directors of the Company and President effective February 4, 2008.  Mr. Joyce's expertise is in project management and sales development, having been active in project management and sales development roles for various real estate concerns in the Dallas, Texas area.  Mr. Joyce is 43.

Mr. Elliott, has over 30 years experience in various oil and gas executive positions varying from mid-size independent oil & gas operators to large fully integrated publicly traded energy companies. For more than the last five years, Mr. Elliott has been an independent oil and gas developer. Mr. Elliott has extensive knowledge in seeking, evaluating, securing, drilling and developing over 100 oil and gas wells in Texas, Oklahoma and Louisiana. His background also includes extensive experience in mergers and acquisitions, financing and hands-on experience in all aspects of oil and gas operations, from prospect to pipeline.  Mr. Elliott is 54.  Mr. Elliott resigned all his positions with the Company in 3Q 2008.

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

On August 7, 2008, the Company (re)appointed R. Wayne Duke, Earl Moore and Mark Smith as directors. The board also appointed Mr. Moore as Chief Executive Officer and Mr. Smith as Chief Financial Officer.  On January 20, 2009, Mr. Smith resigned as an officer and director.  On January 29, 2009, Earl Moore resigned as an officer and director.

Mr. Duke has over 25 years of experience in the Maintenance, Repair and Operations in oil field equipment.  He is Chairman and CEO of USMetrics, Inc., a Dallas, TX-based supplier of bearings and power transmission equipment, and chairman and CEO of Industrial Clearinghouse, a private market for sale and barter of industrial MRO products.   Mr. Duke holds a BBA in Finance and a Masters Degree in Business from The University of North Texas.

Mr. Moore has served as the Company’s Director of Oil Field Operations since December 2007.  He has extensive experience as a Project Manager, and drilling and completion consultant for numerous independent and major oil & gas exploration companies. During the past 5 years he has consulted on wells for Key Petroleum, Weldon Corporation, TransAtlantic Petroleum, Marathon Oil, Wentworth Energy and Anadarko Exploration. Specific duties include Project Manager in charge of drilling, completion, re-completion or work over operations on both conventional and horizontal wells

Mr. Smith received his Public Accounting Certification in 1987 from the Commonwealth of Massachusetts and has been contracted by the Company on a consulting basis since early 2007.  He has extensive experience, both domestically and internationally, in companies ranging in size from privately held $30 MM entities to Fortune 100 companies.   Mr. Smith received his B.S. from Boston University in 1986.

On March 30, 2009 the Company announced it acquired the assets of Cannex Therapeutics, LLC., a California based privately held company in the forefront of the development of medical cannabis based pharmaceutical products.  The asset purchase agreement includes all intellectual property rights, formulas, patents, trademarks, client base, hardware and software pertaining to Cannex's pharmaceutical cannabis research & development business.  Along with the Cannex asset purchase the Company appointed Steve W. Kubby as President & CEO, Richard Cowan as Director & CFO, and Robert Melamede Ph. D., as Director & Chief Science Officer.

Mr. Kubby, the founder of Cannex, is an entrepreneur with a wide range of experience and success in businesses ranging from property management to publishing to political fundraising. He received his BA in Psychobiology from California State University and holds a lifetime teaching credential. Mr. Kubby is the executive director of the American Medical Marijuana Association, an internationally recognized organization comprised of doctors, lawyers, nurses and patients working for the rights of medical cannabis patients primarily in the United States and Canada. Mr. Kubby played a key role in the drafting and passing of California's historic medical cannabis initiative (Proposition 215) in 1996. He has also authored two books on drug policy reform. As a widely recognized medical marijuana pioneer and political leader, Mr. Kubby is intimately familiar with the legal and regulatory problems involved in developing and marketing cannabinoid-based pharmaceuticals.

Dr. Robert Melamede has a Ph.D. in Molecular Biology and Biochemistry from the City University of New York. Dr. Melamede retired as Chairman of the Biology Department at University of Colorado, Colorado Springs in 2005, where he continues to teach and research cannabinoids, cancer, and DNA repair. Dr. Melamede is recognized as a leading authority on the therapeutic uses of cannabis, and has authored or co-authored dozens of papers on a wide variety of scientific subjects. Dr. Melamede also serves on the Editorial Board of The Journal of the International Association for Cannabis as Medicine, the Scientific Advisory Board of Americans for Safe Access, Sensible Colorado, Scientific Advisor for Cannabis Therapeutics as well as a variety other of state dispensaries and marijuana patient advocacy groups

Mr. Richard Cowan has a Bachelor of Arts in Economics from Yale University. He has served on the board of several public companies as a specialist in mergers and acquisitions with a focus on corporate finance. Mr. Cowan is a former CEO of the National Organization for the Reform of Marijuana Laws (NORML). Mr. Cowan has broad knowledge of the medical cannabis world in USA, Canada, and Europe.

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

ITEM 11. EXECUTIVE COMPENSATION

During fiscal 2008 we paid a total of $50,694 in executive compensation, all of which was regular compensation. The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
Jeffery Joyce	$20,694	$0	$20,694
Earl Moore	0	0	0
Mark Smith	30,000	0	30,000
	$50,694	$0	$50,694

Employment Agreements

Currently, the Company has no employment agreements outstanding.

Compensation of Directors

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

We have no written employment agreements with our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 12,597,279 shares of our common stock issued and outstanding on December 31, 2008.  The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS                         NUMBER OF SHARES       PERCENT
                                                                 OWNED BENEFICIALLY     OF SHARES OWNED
_______________________           ____________________    _________________
K&D Equity Investments                    9,700,000                                     77.6%
1692 Club Hill Drive
Dallas, TX 75248
Earl Moore **                                          100,000                                         0.8%
4310 Wiley Post Dr., Ste. 201
Addison, TX  75001

R. Wayne Duke *                                   250,000                                         2.0%
4310 Wiley Post Dr., Ste. 201
Addison, TX  75001

Jeffrey Joyce *                                         50,000                                        0.4%
4310 Wiley Post Dr., Ste. 201
Addison, TX  75001

Michele Sheriff  *                                    25,000                                         0.2%
4310 Wiley Post Dr., Ste. 201
Addison, TX  75001

ALL DIRECTORS AND
EXECUTIVE OFFICERS                                  0                                           3.4%

(*) Denotes Officer or Director;

Changes in Control

There are no arrangements known by us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

Michele Sheriff, who is Secretary and a director of the Company, is also an officer of K&D and an officer and director of CESI.  She owns 25,000 shares of the Company’s common stock but owns none of K&D or CESI.  By reason of the common officer the Company’s acquisition of leases from K&D could be considered a related party transaction.  The acquisition was, however, approved by all of the independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $35,000 and in 2007 was $29,500.

(2) AUDIT-RELATED FEES
The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were $5,000 per quarter

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES
Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

 (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits filed with report:

31.1	Certification by Steven W. Kubby, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
31.2	Certification by Richard Cowen, Chief Financial Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
32.1	Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K:

The Company issued the following 8-K’s during 2008:

February 11, 2008:  Departure and appointment of directors.

March 21, 2008:  Reverse stock split and name change.

April 23, 2008:  Change of auditors.

June 6, 2008:  Acquisition of leases from K&D, and CESI.

June 15, 2008:   Closing on acquisition of leases from K&D, and CESI.

June 24, 2008:  Acquisition of leases from Roboco.

August 18, 2008:  Departure and appointment of directors.

August 28, 2008:  Revise South Beach Note and Security Agreement; extend Roboco contract.

October 31, 2008:  Termination of Roboco contract; South Beach release and termination of CESI ownership.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf Onshore, Inc.

By: /s/ Steven W. Kubby Steven W. Kubby Chief Executive Officer, Director Dated: April 15, 2009

 In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Richard Cowen Richard Cowen CFO, Director Dated: April, 15, 2009

GULF ONSHORE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

C O N T E N T S

Reports of Independent Registered Public Accounting Firms	F-2 and F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Shareholders' Equity/(Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Gulf Onshore, Inc.

We have audited the accompanying consolidated balance sheet of Gulf Onshore, Inc. (a Development Stage Company) (the Company) as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2008 and for the period from January 25, 2005 (inception) to December 31, 2008 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from January 25, 2005 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $49,511,884 and negative working capital at December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s/ Turner, Stone & Company, LLP.
Turner, Stone & Company, LLP

Dallas, Texas

 April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brighton Oil & Gas, Inc.

We have audited the accompanying balance sheet of Brighton Oil & Gas, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, in conformity with accounting principles generally accepted in the United States of America.

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

/ s/ Kabani & Company, Inc.
Kabani & Company, Inc.

Los Angeles, California

 August 10, 2008

GULF ONSHORE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 and DECEMBER 31, 2007
ASSETS	2008	2007
Current assets:
Cash	$580	$4,769
Accounts receivable	0	11,675
Total Current Assets	580	16,444

Property and equipment, net	1,567	1,967

TOTAL ASSETS	$2,147	$18,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$359,179	$329,583
Accrued expenses	45,415	1,432,525
Accrued interest payable to affiliate	136,346	64,860
Due to former officers	0	5,000,000
Loan payable to affiliate	814,742	814,742
Line-of-Credit to affiliate	(3,031)	66,657
Total Current Liabilities	1,352,651	7,708,367

Stockholders' Deficit
Preferred Stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007	0	0
Common Stock, $.001 par value, 300,000,000 shares authorized,
12,517,279 issued and outstanding as of December 31, 2008 and 1,328,198 at December 31, 2007	12,597	1,328
Additional paid in capital	48,148,783	45,380,217
Accumulated deficit	(49,511,884)	(53,071,501)
Total stockholders' deficit	(1,350,504)	(7,689,956)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,147	$18,411

The accompanying notes are an integral part of these consolidated financial statements.

GULF ONSHORE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2008,

	December 31, 2008	December 31, 2007	Period from January 27, 2005 (inception) to December 31, 2008
REVENUE FROM OIL & GAS OPERATIONS	$447,412	$12,239	$459,651
Lease Operating Expenses	230,164	-	230,164

PROFIT FROM OIL & GAS OPERATIONS	217,248	12,239	229,487

OPERATING EXPENSES
Professional fees	191,371	8,719,580	31,190,962
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	2,400,000	5,030,000	7,486,000
Net gain on settlement of liabilities (Note 9)	(6,285,651)	-	(5,935,451)
Other general and administrative	152,479	203,119	15,788,354
Total operating expenses	(3,541,801)	13,952,699	48,690,282

NET OPERATING PROFIT (LOSS)	3,759,049	(13,940,460)	(48,460,795)

Beneficial conversion feature	(32,335)	(1,066,657)	(1,098,992)
Interest expense	(71,486)		(71,486)
Interest income	1,439		1,439
Loss on disposition of subsidiary	(97,050)	-	117,950

NET INCOME (LOSS) BEFORE INCOME TAXES	$3,559,617	$(15,007,117)	$(49,511,884)

Income tax provision	(1,210,270)	-	-
Income tax credit	1,210,270	-	-

NET INCOME (LOSS)	$3,559,617	$(15,007,117)	$(49,511,884)

NET INCOME (LOSS) PER SHARE - BASIC	$0.60	$(20.14)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.60	$(20.14)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,919,245	745,159
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,937,245	745,159

The accompanying notes are an integral part of these consolidated financial statements.

GULF ONSHORE, INC. Consolidated Statement of Shareholders' Equity / (Deficit) For the Period from January 27, 2005 (inception) to December 31, 2008

			Additional
	Common		Paid-in	Prepaid	Accumulated
	Shares	Par	Capital	Consulting	Deficit	Totals

Balance at January 27, 2005	-	$-	$-	$-	$-	$-

Founder’s Stock Issued	83,800	84	(84)	-	-	0
Stock Issued for Debt	8,000	8	399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86	(86)	-	-	0
Effect of Reverse Merger	13,840	14	(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-	544,340	-	-	544,340
Net Loss	-	-	-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	744,148	-	(807,600)	(63,200)

Shares Issued for Employment	45,500	46	8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171	28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7	406,193	-	(350,200)	56,000
Net Loss	-	-	-	-	(36,906,584)	(36,906,584)

Balance at December 31, 2006	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,021	63	528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	349,650	0		350,000
Amortization of Beneficial Conversion Feature	0	0	1,066,657	0		1,066,657
Amortization of shares issued for services	0	0	0	8,021,250		8,021,250
Shares Issued for Properties	500,000	500	4,999,500	0		5,000,000
Net loss					(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	45,380,217	0	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	0	0	32,335			32,335
Cancellation and Amortization of Shares	(919)	(1)	1			0
Issuance of Shares for Cash	10,000	10	19,990			20,000
Shares Issued for Debt Conversion	990,000	990	98,010			99,000
Purchase of Subsidiary with Stock	10,000,000	10,000	2,490,000			2,500,000
Issuance of Stock for Services	270,000	270	128,230			128,500
Net Income					3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	$12,597	$48,148,783	$0	$(49,511,884)	$(1,350,504)

The accompanying notes are an integral part of these consolidated financial statements.

GULF ONSHORE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2008

	2008	2007	Period from January 27, 2005 (inception) to Dec 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,559,617	$(15,007,117)	$(49,511,884)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and depletion	2,338	33	6,182
Amortization on investment in Custer leasehold	-	-	9,333
Impairment on oil lease investments	2,400,000	5,030,000	7,476,667
Write off oil and gas properties	100,000	-	100,000
Stock issued for services	128,500	140,848	29,442,811
Amortization of prepaid consulting fees	-	8,021,250	8,021,250
Amortization of beneficial conversion feature	32,335	1,066,657	1,098,992
Shares to be issued	(5,000,000)	5,000,000	-
Loss on disposition of subsidiary	97,050	-	97,050
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	11,675	(11,675)	-
Increase in accrued interest to affiliate	71,487	64,860	948,057
Increase in accounts payable	29,596	853	359,179
Decrease in accounts payable related party	(69,688)	-	(3,031)
Increase (decrease) in accrued expenses	(1,387,111)	113,000	45,415
Increase in Others	1,950	-	1,950
CASH FLOWS USED IN OPERATING ACTIVITIES:	(22,251)	(581,291)	(1,908,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	-	(30,000)	(30,000)
Purchase of property, plant & equipment	(1,938)	(2,000)	(42,890)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,938)	(32,000)	(72,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party, net	-	551,342	951,342
Sale of Stock for Cash	20,000	-	20,000
Loans payable to affiliates	-	66,657	1,008,997
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	617,999	1,980,339

NET INCREASE IN CASH &CASH EQUIVALENTS	(4,189)	4,708	580
CASH &CASH EQUIVALENTS, BEGINNING OF PERIOD	4,769	61	-
CASH &CASH EQUIVALENTS, END OF PERIOD	$580	$4,769	$580

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of commons stock for services	$-	-	$-
Related party note payable	$250,000	-	$250,000
Net liabilities assumed with recapitalization	$-	-	$200,000
Divestiture of subsidiary to related party	$-	-	$544,340
Common stock issued for debt	$99,000	350,000	$1,149,000
Common stock issued for acquiring oil & gas leases	$2,500,000	5,000,000	$7,906,200

The accompanying notes are an integral part of these consolidated financial statements.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2008

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

 In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants. The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization. In addition, the Company changed its accounting year-end from September 30 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006,

On April 3, 2006, the Company acquired a group of oil and gas leases in Oklahoma in exchange for issuance of common stock and commenced the business of  oil and gas exploration and production, mineral lease purchasing and all activities associated with acquiring, operating and maintaining the assets of such operations.  On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Gulf Oil & Gas, Inc., and converted to a Nevada corporation.  The Company acquired additional oil and gas leases during 2007, all for issuance of common stock; in October 2007, the Company acquired leases from K & D Equity Investments, Inc., a Texas corporation in a transaction that effected a change of control, with K & D acquiring a majority stake in the Company.   The Company also entered into a Line of Credit Agreement with South Beach Live, Inc., a Florida corporation, to provide it with working capital of up to $100,000 on a revolving credit line. The Agreement permitted South Beach the right to repayment on demand, or to convert amounts owed for shares.

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

Throughout 3Q 2008, declining oil prices and increased operating costs made continued oil and gas operations on the Leases unprofitable, and the Company was continually drawing down on its Line of Credit Agreement with South Beach. In exchange for concessions from South Beach regarding further cash advances and future stock conversions, in August 2008, the Company agreed to grant South Beach a security interest in its South Beach shares.

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

B. Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Curado Energy Resources Inc., a former operating subsidiary, Inc., for the period from June 2008 through September 2008.

Gulf Onshore, Inc., up until the June 30, 2008 filing has filed as a Development Stage Company, as defined by SFAS 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company no longer is devoting substantially all of its efforts to establish a new business and has begun principal operations.  Also, the Company has begun to generate significant revenues, particularly through its former subsidiary, Curado Energy Resources, Inc

C. Stock Splits

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

During the year ended December 31, 2007, the Company had acquired two oil & gas leases in two separate transactions. One lease was acquired for cash consideration of $30,000 and the other lease was acquired in exchange of 50,000,000 (pre reverse split of March 1, 2008) shares. The lease was valued at the fair market value of the shares which was $5,000,000

As of December 31, 2007, the Company estimated the future cash flows expected to result from the use and eventual disposition of the two oil & well gas leases. Based on its review, the Company determined that the carrying value of the assets is not recoverable and hence the leases were determined to be impaired as of December 31, 2007. The Company recorded an impairment loss of $5,030,000 for the year ended December 31, 2007.

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

G. Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheet qualifying as financial instruments are a reasonable estimate of fair value.

H. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.   We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties.

I. Stock-Based Compensation

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

J. Income Taxes

The Company accounts for income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

K. Basic and Diluted Net Earnings (loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the periods January 1, 2008 to December 31, 2008 and from inception through December 31, 2008, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

L. Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No.7. The Company did commence significant operations in the fiscal second quarter of 2008 and generated a total of $447,412 of revenue in the following four month period.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc., (see note xx) and no longer has significant operations.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.

M. Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 (b)”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of its year-end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

In June 2008, the SEC approved a one year extension of the compliance data for smaller public companies to meet the Section 404 (b) auditor attestation requirement of the Sarbanes-Oxley Act regarding the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In 2007, the FASB issued the following:

-	SFAS No. 141: (Revised 2007), “Business Combinations”

-	SFAS No. 159: “The Fair Value Option for Financial Assets and Financial Liabilities”

-	SFAS No. 160: “Noncontrolling Interest in Consolidated Financial Statements”

In 2008, the FASB issued the following:

-	SFAS No. 161: “Disclosures about Derivative Instruments and Hedging Activities”

-	SFAS No. 162: “The Hierarchy of Generally Accepted Accounting Principles”

-	SFAS No. 163: “Accounting for Financial Guarantee Insurance Contracts”

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.

N. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $49,511,884 and had a stockholder’s deficit of $1,358,504 at December 31, 2008.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2008, the Company had no operations. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $17,329,131,and $17,650,659 respectively and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2008, the Company had available federal and state net operating loss carryforwards amounting to approximately $49,511,884  that are available to offset future federal and state taxable income and that expire in various periods through 2028 for federal tax purposes and 2015 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and 2007.

	2008	2007
Net operation loss carry forward	$49,511,884	$53,071,501
Total deferred tax assets	16,440,389	17,650,659
Less: valuation allowance	(16,440,389)	(17,650,659)
Net deferred tax assets	$-	$-

The provision for income taxes on income consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)	$1,210,270	$(5,102,420)
Federal	$1,210,270	$(5,102,420)
State	-	-
Total Provision for Income Tax	$1,210,270	$(5,102,420)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31 2008	December 31 2007

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6)	(6)
Valuation allowance	40	40

Tax expense at actual rate	-	-

4. PROFESSIONAL FEES

Professional fees, during the years ended December 31, 2008 and 2007, amounted to $191,371 and $8,719,580, respectively.  The professional fees in 2008 are related to normal operations (auditors, outside consultants and attorneys) except for the exception noted below.  In 2007 the higher expense is predominately related to consulting agreements entered into in 2006 and on January 11, 2007, with related parties.

During the year ended December 31, 2008 the Company issued 20,000 shares to ROBOCO as consideration for purchasing specific oil and gas properties.  The Company never completed the transaction and wrote-off the shares to professional services totaling $22,500.

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

All of the consulting agreements were completed during the year ended December 31, 2007 and the prepaid consulting of $8,021,250 was amortized to professional fees expense.

5.  ACCRUED EXPENSES

As of December 31, 2008, the accrued expenses comprise of the following:

	2008	2007
Accrued consulting fee	$0	$102,500
Accrued audit fees	30,000	25,000
Accrued dispute settlement	13,000	13,000
Accrued payroll taxes	0	1,285,651
Accrued compensation costs	2,415	6,374
TOTAL	$45,415	$1,432,525

6. EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 12,597,279 issued and outstanding as of December 31, 2008.

The Company is also authrorized to issue 1,000,000 shares of preferred stock.  To-date, the Company has not filed any manner of designation of rights with the State of Nevada and has no preferred shares outstanding.

 A. Issuance of Common Stock

On January 11, 2007 the company entered into an agreement with Summitt Oil and Gas, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Summitt $350,000 by December 31, 2007 for monies owed to Summitt. The Company also gave Summitt the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share, which right Summitt has exercised. As a result of this conversion, Summitt was issued 350,000 shares of the Company's common stock, in restricted form, and the Company has extinguished the debt of $350,000 owed to Summitt.  The company recorded a beneficial conversion of $350,000 on the note.  The Company extinguished the debt of $350,000 to the related party on conversion of the note and recorded $350,000 as interest expense. Additionally, the Company entered into a consulting agreement with Summitt wherein the Company agreed to pay Summitt $450,000 and issue Summitt five million shares of the Company's common stock, in restricted form, in consideration for Summitt's services through December 31, 2007. During the twelve month period ended December 31, 2007 the Company amortized $650,000.  Conversion of this debt into stock is at the discretion of Summitt and the Company does not have the right to initiate the conversion.

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

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 1,000 shares of its common stock to Stephen Taylor, consultant.  The Company recorded the transaction at the fair market value of shares of $48,000.  The full $48,000 was expensed in April 2007.

In April, 2007, pursuant to the terms of a consulting agreement, the Company issued 10,000 shares of its common stock to Dieu Vuong, consultant.  The Company recorded the transaction at the fair market value of shares of $180,000.  The full $180,000 was expensed in April 2007.

On June 6, 2008, Gulf Onshore, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”). Under the terms of the Agreement, the Company will acquire, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the “Leases”) located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%.  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D is currently the owner of 9,700,000 shares of the Company’s common stock, and its president, Jeffrey Joyce, is an officer of the Company. K&D currently owns approximately 77% of the Company’s issued and outstanding shares.

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

In June and September 2008, pursuant to the terms of a Purchase and Sale Agreement with ROBOCO ENERGY, INC., the Company issued a total of 20,000 shares in consideration for the right to purchase certain oil and gas properties.  The Company never consummated the agreement and wrote-off the shares totaling $22,500.

B. Warrants

A summary of the warrant activity for the period ended December 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	18,000	$67.00	$-
Granted			-
Forfeited / Canceled			-
Exercised	-	-	-
Outstanding, December 31, 2008	18,000	$67.00	$-

The weighted average remaining contractual life of warrants outstanding is 2.10 years at December 31, 2007.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$0.67	18,000	1.10	$67.00	18,000

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants granted during the year ended December 31, 2008 along with the weighted-average grant date fair values, were as follows.

	2008	2007
Expected volatility	80.0%	80.0%
Expected life in years	5 years	5 years
Risk free interest rate	5.07%	5.07%
Dividend yield	0%	0%

C. Employee Options

 On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. As of December 31, 2008 and December 31, 2007, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at December 31, 2008.

 In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan. During 2008 and 2007 no additional shares were issued.

7. RELATED PARTY TRANSACTIONS

On October 4, 2007, the Company entered into a Letter of Credit agreement with South Beach Live, Inc. (“South Beach”); Michele Sheriff, a director and Secretary of the Company, is an officer and director of South Beach.    The line-of-credit has a maximum of $100,000 and bears interest at 10% per annum, payable quarterly.  The amount due at December 31 2008 was $0 as the balance was converted to stock during the fiscal third quarter ended September 30, 2008; during the entire year, South Beach advanced a total of $99,000 to the Company.  The Promissory Note has conversion features that permit South Beach to convert amounts owed at $.10 per share (post-split) and therefore a deemed dividend of $89,717 was recorded of which $0 was recorded in the three month period ended December 31, 2008.  On June 13, 2008, the Company issued 500,000 shares of its $.001 par value common stock, and on September 3, 2008 the Company issued 490,000 shares of its $.001 par value common stock to South Beach pursuant to the terms of the Promissory Note.  Under the terms of the Note, the Company was released from all of the principal obligation under the Note in exchange for issuance of these shares.

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company issued South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Fair Market Value (“FMV”) of net assets of Curado at the time of the transaction were $157,040.  This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements.   Also on June 6, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”); Jeffrey Joyce, a director and President of the Company, is an officer of K&D. Under the terms of the Agreement, the Company acquired, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases in Throckmorton and Shakelford Co., Texas  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases.

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

On March 25, 2009 Summitt Oil & Gas, Inc. (SUMMITT) and 364 Melissa, Ltd. (MELISSA) entered into a purchase and sale agreement whereas SUMMITT agreed to assign  its rights with respect to debt of $814,742 plus accrued interest and to sell 400,000 shares of restricted stock for a total of $50,000.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, further advances of $164,742 (total $814,742) and accrued interest of $136,346.

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

The Company currently leases office space at 4310 Wiley Post Road, Addison, Texas 75001. The lease is a one year lease for $1,000 per month and expires on May 31, 2009.  The Company is not committed to any additional lease obligations.

C.	Liabilities

The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked.  The amount was recorded in the third quarter of 2007.  The billings were related to acquisition work that was never completed.  The Company contends that the agreement was not with Gulf Onshore, Inc. but with a potential acquirer and therefore believes that the accrual is not necessary.  .

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

Included in “Accounts payable” on the consolidated balance sheet at December 31, 2008, the Company has payables totaling $250,000 to two former directors and one attorney, that were incurred in 2006 and 2005, respectively.

•
The attorney represented a former related party when it was in negotiations to acquire the Company in 2005.  The Company’s position is that this is not its liability as it did not contract the attorney and will pursue a legal opinion in 2009 to reverse the liability.

•
The former directors were awarded severance agreements in June 2006 shortly before resigning from the Company.  The severance and other fees totaled $81,250 for each director for a total of $162,500.  The severance was not immediately paid and there has been no correspondence concerning payment since they resigned.  The states statute of limitations expires in June 2010 and the Company, at that time, will accordingly adjust the liabilities to $0 if no demand is received.

Included in “Accounts payable” on the consolidated balance sheet at December 31, 2008, the Company also has payables totaling $70,000 to various vendors incurred in 2005 through 2007.

•
There is $30,000 balance to a former related party that has not been resolved.  This liability was incurred in 2005 and there has been no correspondence with the vendor since the signing of the contract and unless the vendor contacts the Company, we will accordingly adjust the liability to $0 in compliance with the state statutes of limitations of four years, in October of 2009.

•
There is $12,175 to a former consultant that is unresolved.  This liability was incurred in 2005 and there has been no correspondence with the vendor since the liability was incurred.  In the event the vendor does not contact the Company, we will accordingly adjust the liability to $0 in compliance with the state statutes of limitations of four years, in December of 2009.

•	There is approximately $28,000 of other smaller and aged payables that the Company will also write-off in future periods using the applicable stature of limitations as a guide.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any other formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

NOTE 9 – EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes.  The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000.  During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded.  Accordingly, during the twelve months ended December 31, 2008, management has recorded a nonrecurring gain in the amount of $6,285,651.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

NOTE 11 – SUBSEQUENT EVENTS

On March 30, 2009 the Company announced it acquired the assets of Cannex Therapeutics, LLC., (CANNEX) a California based privately held company in the forefront of the development of medical cannabis based pharmaceutical products.  The asset purchase agreement includes all intellectual property rights, formulas, patents, trademarks, client base, hardware and software pertaining to Cannex's pharmaceutical cannabis research & development business.  Along with the Cannex asset purchase the Company appointed Steve W. Kubby as President & CEO, Richard Cowan as Director & CFO, and Robert Melamede Ph. D., as Director & Chief Science Officer.

The acquisition was completed in association with K & D Equities, Inc. (KDE), the Company’s majority shareholder.  The parties agreed that the Company and KDE will pay CANNEX 10,600,000 shares in consideration for the acquired assets.  KDE will deliver 8,500,000 shares, and Gulf will issue 2,100,000 shares.  On March 30, 2009 the Company issued CANNEX 2,100,000 shares.

On March 25, 2009 Summitt Oil & Gas, Inc. (SUMMITT) and 364 Melissa, Ltd. (MELISSA) entered into a purchase and sale agreement whereas SUMMITT agreed to assign  its rights with respect to debt and to sell 400,000 shares of restricted stock for a total of $50,000.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, accrued interest of $136,346 and further advances in the amount of $164,742.

On March 31, 2009, ROBOCO returned 10,000 shares that the Company had written-off in 2008 in relation to a deposit for an oil and gas lease purchase.  The 10,000 shares were valued at $2,500 and written-off to consulting expenses.