Form 10-Q/A
period 2008-03-31
GULF ONSHORE, INC.
filed 2009-05-14
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-28911

GULF ONSHORE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4310 Wiley Post Road, Suite 201
Addison, Texas	75001
(Address of principal executive offices)	(Zip code)

(972) 788-4500

 (Registrant's telephone number, including area code)

Not Applicable

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2008, the Issuer had 1,327,261 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Amended Quarterly Report on Form 10-Q/A  for the fiscal quarter ended March 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on September 26, 2008 (the “Amended Filing”).  The Registrant is filing this Amendment because management became aware of a deficiency contained within the Amended Filing, namely the Original Filing incorrectly indicated that the Company is a shell company.  Except as set forth above, the Amended Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ONSHORE, INC.

Date:	May 14, 2009	By:	/s/ Steven W. Kubby
Steven W. Kubby
Chief Executive Officer, Director

Date:	May 14, 2009	By:	/s/ Richard Cowen
Richard Cowen
Chief Financial Officer, Director