Form 10-Q
period 2009-03-31
CANNABIS SCIENCE, INC.
filed 2009-05-15
CIK 1024626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

CANNABIS SCIENCE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4310 Wiley Post Road, Suite 201
Addison, Texas 75001
(Address of principal executive offices)

  (972) 788-4500
 (Issuer's telephone number)

GULF ONSHORE, INC.
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

As of May 15, 2009, there were 14,687,279 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets:
Cash	$849	$580
		-
Total Current Assets	849	580

Fixed assets:
Equipment	3,000	2,000
Less: Accumulated Depreciation	(533)	(433)
Total Fixed Assets	2,467	1,567
Other Assets:
Goodwill (Note 11)	524,000	-
		-
Total Other Assets	524,000	-

Total Assets	$527,316	$2,147

Liabilities and Shareholders’ Equity/(Deficit)
Current Liabilities:
Accounts Payable	$339,166	$359,179
Accrued Expenses	41,914	45,415
Accrued Interest Payable to Affiliate	156,005	136,346
Loan Payable to Affiliate	814,742	814,742
Line-of-Credit to Affiliate	45,438	(3,031)
Total Liabilities (All Current)	1,397,265	1,352,651

Commitments and Contigencies (Note 8)	-	-
Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 30,000,000 shares authorized, 14,687,279 and 12,597,279 shares issued and outstanding respectively	14,687	12,597
Additional Paid in Capital	48,671,693	48,148,783
Accumulated Deficit	(49,556,329)	(49,511,884)
Total Shareholders’ Equity/(Deficit)	(869,949)	(1,350,504)
Total Liabilities and Shareholder’ Equity/(Deficit)	$527,316	$2,147

See accompanying summary of accounting policies and notes to consolidated financial statements.

CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Ended March 31, 2009 and 2008
And the Period from January 27, 2005 (inception) to March 31, 2009
(Unaudited)

	Three Months Ended		Period from January
	March 31, 2009	March 31, 2008	January 27, 2005 (inception) to March 31, 2009

OIL & GAS OPERATIONS:
Oil & Gas Revenues	$0	$46,689	$459,652
Lease Operating Expenses	0	13,884	230,164
Gross Profit	0	32,805	229,488

OTHER EXPENSES:
Professional Fees	24,123	52,116	31,215,085
Technology License Royalties	0	0	160,417
Impairment of Oil & Gas Leases	0	0	7,486,000
Net Gain on Settlement of Liabilities	0	(6,285,651)	(5,935,451)
General and Administrative	663	67,847	15,789,018
Total Operating Expenses	24,786	(6,165,688)	48,715,069

OPERATING INCOME (LOSS)	(24,786)	6,198,493	(48,485,581)

Other Income (Expense):
Other Income	0	0	1,439
Beneficial Conversion Feature	0	0	(1,098,992)
Gain on Settlement of Debt	0	0	117,950
Interest Expense	(19,659)	0	(91,145)
Total Other Income (Expense)	(19,659)	0	(1,070,748)

NET INCOME (LOSS)	$(44,445)	$6,198,493	$(49,556,329)

Basic and Diluted Earnings per Share	$(0.00)	$4.67
Basic and Diluted Earnings per Share	$(0.00)	$4.61
Weighted Average Shares Outstanding: Basic	14,687,261	1,327,261
Weighted Average Shares Outstanding: Diluted	NA	1,345,261

See accompanying summary of accounting policies and notes to consolidated financial statements.

CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
For the Three Months Ended March 31, 2009 and 2008
and the Period from January 27, 2005 (inception) to March 31, 2009
(Unaudited)

			Additional		Deficit Accumulated
	Common Stock		Paid-in	Prepaid	During The
	Shares	Par	Capital	Consulting	Development Stage	Totals

Balance at January 27, 2005 (inception)	0	$0	$0	$0	$0	$0

Founder’s Stock Issued	83,800	84	(84)	-	-	0
Shares Issued for Debt	8,000	8	399,992	-	-	400,000
Shares issued for License Agreement	86,188	86	(86)	-	-	0
Effect of Reverse Merger	13,840	14	(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-	544,340	-		544,340
Net loss					(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45	8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171	28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7	406,193	-	(350,200)	56,000
Net loss					(36,906,584)	(36,906,584)

Balance at December 31, 2006	415,178	$415	$38,436,125	$(7,633,750)	$(38,064,384)	$(7,261,594)

Shares Issued For Services	63,021	63	528,285	(387,500)	-	140,848
Shares Issued for Debt Conversion	350,000	350	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	0	0	1,066,657	-	-	1,066,657
Amortization of shares issued for services	0	0	0	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500	4,999,500	-	-	5,000,000

Net loss					(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	0	0	32,335			32,335
Cancellation and Amortization of Shares	(919)	(1)	1			0
Issuance of Shares for Cash	10,000	10	19,990			20,000
Shares Issued for Debt Conversion	990,000	990	98,010			99,000
Purchase of Subsidiary with Stock	10,000,000	10,000	2,490,000			2,500,000
Issuance of Stock for Services	270,000	270	128,230			128,500

Net Income					3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	$12,597	$48,148,783	$-	$(49,511,884)	$(1,350,504)

Issuance of Shares for Assets	2,100,000	2,100	522,900			525,000
Cancellation of Stock Previously Issued	(10,000)	(10)	10

Net Loss					(44,445)	(44,445)
Balance at March 31, 2009	14,687,279	$14,687	$48,671,693	$-	$(49,556,329)	$(869,949)

See accompanying summary of accounting policies and notes to consolidated financial statements.

CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008
And the Cumulative Period from January 27, 2005 (inception) to March 31, 2009
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008		Period from January 27, 2005 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(44,445)	$6,198,493		$(49,556,329)
Adjustments to reconcile net income (loss) to cash from (used in) operating activities:
Depreciation and Depletion	100	100		6,282
Impairment on Oil Lease Investments	0	0		7,486,000
Write-off of oil & gas properties	0	0		100,000
Stock Issued for Services	0	0		29,442,8118
Amortization of Prepaid Consulting Fees	0	0		8,021,250
Amortization of Beneficial Conversion Feature	0	0		1,098,992
Loss on disposition of subsidiary				97,0505
Change in assets and liabilities:
(Decrease) in Shares to be Issued	0	(5,000,000)		0
(Increase) in Accounts Receivable	0	11,675	0	0 0
(Increase) Decrease in Other Assets	0	(3,269	) 0	3,110
Increase in Accrued Interest Payable to Affiliates	19,659	17,872 0		967,716
Increase (Decrease) in Accounts Payable	(20,013)	32,467		339,166
Increase in Line-of-Credit to Affiliate	48,469	0 0		45,438
Increase (Decrease) in Accrued Expenses	(3,501)	(1,306,151)		41,914
CASH FLOWS PROVDED BY (USED IN) OPERATING ACTIVITIES	269	(48,813)		(1,906,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil & gas lease	0			(30,000)
Purchase of plant, property & equipment	0	0		(42,890)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0		(72,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note – Related Party	0	23,060		951,342
Proceeds from sale of common stock	0	0		20,000
Loan Payable to Affiliates	0	23,060		1,008,997
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	46,120		1,980,339

NET INCREASE (DECREASE) IN CASH	269	(2,693)		849

Cash, beginning of period	580	4,769		0
Cash, end of period	$849	$2,076		$849

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services	$0	$0		$9,502,629
Issuance of common stock for assets	$525,000	$0		$525,000
Related Party note payable	$0	$0		$250,000
Net liabilities assumed with recapitalization	$0	$0		$200,000
Divestiture of subsidiary to related party	$0	$0		$200,000
Issuance of common stock for debt	$0	$0		$1,100,000
Issuance of common stock for oil & gas leases	$0	$0		$907,200

See accompanying summary of accounting policies and notes to consolidated financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business:

Cannabis Science, Inc.  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc..  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology.  On January 14, 2000, the Company filed its Form 10SB12G.  In 2002, the Company ceased its medical technology business following the death of Magkelate’s inventor.  The Company conducted no substantial business until 2005.

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

On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On June 6, 2008, the Company entered into an Asset Acquisition Agreement with K & D to acquire additional leases (the “Leases”) in exchange for common stock and a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.   The Company acquired the Leases into Curado, in exchange for shares issued to K & D.  The Company issued  South Beach a promissory note for $250,000, payable in 1 year at 10% interest, which was guaranteed by Curado.   The Company consolidated the operations of Curado commencing in 3Q 2008.

Throughout 3Q 2008, declining oil prices and increased operating costs made continued oil and gas operations on the Leases unprofitable, and the Company was continually drawing down on its Line of Credit Agreement with South Beach. In exchange for concessions from South Beach regarding further cash advances and future stock conversions, in August 2008, the Company granted South Beach a security interest in its Curado shares and the Curado assets.

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  South Beach then made claim against Curado under the guarantee agreement and then exercised its rights under the collateral agreement.  As a result, the Company’s 4Q 2008, financial statements reflected the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’ and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.   A Form 8-K reflecting this transaction was timely filed.  Please see Note 10.

As part of the Agreement, on April 1, 2009, the Company appointed Mr. Kubby as President and CEO, Richard Cowan as Director and CFO, and Robert Melamede Ph. D., as Director and Chief Science Officer. Each of them was also appointed as a director.  All of the Company’s current directors then resigned.  On April 7, 2009, the Company changed its name to Cannabis Science, Inc., and obtained a new CUSIP number.  Its shares now trade under the symbol CBIS.OB.  A Form 8-K was timely filed, with a copy of the Asset Acquisition Agreement and Board Resolution ratifying the Agreement provided as exhibits thereto.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements for the interim periods in 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  During a portion of 2008, the financial statements included the accounts of Curado Energy Resources, Inc.

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

Fair Value of Financial Instruments:

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock-Based Compensation:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Income Taxes:

The Company accounts for its income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Earnings per Share (Loss):

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three month period ended March 31, 2009, basic and diluted earnings per share is the same ($0.00) since the calculation of diluted per share amounts would result in an anti-dilutive calculation.  For the three month period ended March 31, 2008, basic and diluted loss per share are $4.67 and $4.61, respectively.

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a cumulative deficit of $49,556,329 and had a stockholders’ deficit of $869,949 at March 31, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2008 Form 10-K.

NOTE 3 – FIXED ASSETS

Fixed assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Dec 31, 2008
Equipment	$3,000	$2,000
Less: Accumulated Depreciation	(533)	(433)
Total Fixed Assets	$2,467	$1,567

Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $100 and $100 respectively.

The Company acquired Cannex’s website, which has an estimated value of $1,000 based on the original cost of the asset.

NOTE 4 – INCOME TAXES

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

The following table sets forth the significant components of the net deferred tax assets as of March 31, 2009:

	March 31, 2009	December 31, 2008
Net operating loss carry forward	$49,556,329	$49,511,884
Total deferred tax assets	16,445,147	16,440,389
Less: valuation allowance	(16,445,147)	(16,440,389)
Net deferred tax assets	$-	$-

For the quarter ended March 31, 2009, income taxes were offset by the utilization of a portion of the net operating loss carryforward.

NOTE 5 – NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense.  The Company recorded an interest payable of $19,659 for the three month period ended March 31, 2009.

On March 25, 2009 Summitt Oil & Gas, Inc. and Melissa 364 CR, Ltd. entered into a purchase and sale agreement by which Summitt assigned its rights with respect to debt of $814,742 plus accrued interest, and sold 400,000 shares of restricted stock.

NOTE 6 - EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 14,687,279 and 12,597,279 issued and outstanding as of March 31, 2009 and December 31, 2008.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  To date, the Company has not filed any manner of designation rights with the State of Nevada and has no preferred shares outstanding.

A.	Issuance of Common Stock

On June 6, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”). Under the terms of the Agreement, the Company acquired, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the “Leases”) located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%.  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D was  the owner of 500,000 shares of the Company’s common stock and became its largest single shareholder, owning  approximately 88% of the Company’s issued and outstanding shares.

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement included all of Cannex’ and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equity Investments, Inc., paid a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.

B.	Warrants

No warrants were granted during the three month period ended March 31, 2009.

The weighted average remaining contractual life of warrants outstanding is 0.25 years at March 31, 2009.

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Intrinsic Value	Number
$67.00	18,000	0.25	-	18,000

The current Exercise Price of $67.00 per share reflects the impact of the two 1:10 stock splits.  Prior to the splits the Exercise price was $0.67 per share.

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of March 31, 2009, along with the weighted-average grant date fair values, were as follows.

2009
Expected volatility	80.0%
Expected life in years	5 years
Risk free interest rate	5.07%
Dividend yield	0%

C.	Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 25,000,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of March 31, 2009, no options to purchase the Company's common stock have been granted under the Plan.  There were no options outstanding at March 31, 2009.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired. The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan.  During 2008 and 2009 no additional shares have been issued.

NOTE 7 – RELATED PARTY

On June 6, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with K&D Equity Investments, Inc., a Texas corporation (“K&D”). Under the terms of the Agreement, the Company acquired, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the “Leases”) located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%.  Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D was the owner of 500,000 shares of the Company’s common stock, and as a result of the Agreement owned approximately 88% of the Company’s issued and outstanding shares.  K & D’s president, Jeffrey Joyce, was an officer of the Company at the time of the transaction.

On June 6, 2008, the Company entered into a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement.  The Fair Market Value (“FMV”) of net assets of Curado at the time of the transaction were $157,040.  This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements.  At the time of the transaction, Michele Sheriff, who was a director and Secretary of the Company, was also an officer and the sole director of South Beach.

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

On March 25, 2009 Summitt Oil & Gas, Inc.. and Melissa 364 CR, Ltd. entered into a purchase and sale agreement under which Summitt agreed to assign  its rights with respect to debt of $814,742 plus accrued interest, and to sell 400,000 shares of restricted stock to Melissa.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, further advances of $164,742 (total $814,742) and accrued interest of $136,346.  South Beach Live is the General Partner of Melissa.

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’ and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.

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

Included in “Accounts payable” on the consolidated balance sheet at March 31, 2009 and December 31, 2008, the Company has payables totaling $250,000 to two former directors and one attorney, that were incurred in 2006 and 2005, respectively.

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

Included in “Accounts payable” on the consolidated balance sheet at March 31, 2009 and December 31, 2008, the Company also has payables totaling $70,000 to various vendors incurred in 2005 through 2007.

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

NOTE 9 – EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes.  The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000.  During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded.  Accordingly, during the nine months ended March 31, 2009, management has recorded a nonrecurring gain in the amount of $6,285,651.

NOTE 10 – ASSET VALUATION

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset appraisal to determine the value to be assigned to the assets included in the transaction is planned to be conducted by the end of the third quarter of 2009 and therefore will require amended disclosure pertaining to the assets of the Company. The transaction, where 2,100,000 shares were exchanged by the Company was valued at $525,000 based on the price of the stock on March 30, 2009.

NOTE 11 – GOODWILL

Goodwill of $524,000 is a result of the transaction referenced in both Note 3 and Note 10 with Cannex Thereapeutics, LLC, (“Cannex”).   Identified and estimated assets at the time of this filing was $1,000 for the Company website and the balance was allocated to goodwill.  Once the asset valuation referenced in Note 10 is completed it is more than likely that this balance will be adjusted.

NOTE 12 --SUBSEQUENT EVENTS

The Company has become aware of a potential lawsuit that has been initiated by K & D Equity Investments, Inc. (“K & D”), a shareholder of the Company and a party to the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the “Asset Purchase Agreement”).  K & D filed suit against Cannex Therapeutics, LLC, another party to the Asset Purchase Agreement, two of our directors and our transfer agent.  K & D is alleging fraud, breach of contract and is seeking rescission of the Asset Purchase Agreement. Management has reviewed the suit and believes that it is without merit.

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

General

In 4Q 2008, the Company terminated all its oil and gas operations and relinquished all its rights to oil and gas leases and working interests in oil and gas wells in exchange for a release of debt.  In 1Q 2008, the Company acquired all of the assets of Cannex Therapeutics, LLC from Cannex and Steven W. Kubby, and committed itself to research and development of cannabis based medical products.  The Company owns intellectual property related to a whole cannabis extract lozenge, which has demonstrated some efficacy in non-blind informal testing.  Other research indictates that cannabis extracts available in non-smoked forms, including lozenges and topical creams, may have medicinal uses in treating a variety of diseases, the symptoms of those diseases, and for analgesic purposes.

The Company is committed to research and development of cannabis extract medicines and intends to pursue Independent New Drug certification, possibly under the Orphan Drug Act, for such treatments.  We face two significant challenges, financing and government regulation.

The Company is extremely undercapitalized, and will be reliant on outside financing from sales of securities or issuance of debt instruments.  We expect many traditional lenders will be reluctant to provide us with capital in light of our financial condition and the nature of our expected business, so that any financing activities will likely be expensive and result in dilution to the Company.  In this regard, it should be noted that the Asset Acquisition Agreement among Cannex, the Company and K & D Equity Investments, Inc. contains non-dilution provisions that provided additional shares to K & D in the event our shares are sold privately for less than $1.00 per share.  We can make no representation that financing for our business will be available to us, regardless of cost.

Furthermore, although cannabis has been used for medicinal purposes for over 5,000 years, there is a significant prejudice against development of smoked cannabis medical products in the medical and law enforcement communities.  In spite of recent statements by the current administration that indicate a softening of these views, marijuana is still classified as a controlled substance.  We can provide no assurances that we can develop and market our intended product, or how long government approval, if obtained, will take.

Our goal is not the legalization of marijuana, but instead the development of FDA-approved and legal non-smoked cannabis based medicines.   We face not only the challenges of other business at an early stage of development, but special problems arising from the nature of our business.  And while it should go without saying, shareholders and prospective shareholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

RESULTS FOR THE QUARTER ENDED March 31, 2009

Our quarter ended on March 31, 2009.  Any reference to the end of the fiscal quarter refers to the end of the second calendar quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2009, was $0 compared to $46,689 for the period ended March 31, 2008.   The decrease is attributed to the oil properties acquired in 2007 and Curado Energy Resources, Inc., (“Curado”) acquired in June 2008 which were disposed of in October 2008.  In March 2009 the Company agreed to purchase the assets of Cannex with the intent to enter the pharmaceutical indutry.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2009, was $0 compared to $32,805 for the period ended March 31, 2008.  The decrease in gross profit is due to the disposition of lease properties and Curado Energy Resources as mentioned above.

OPERATING EXPENSES. Total operating expenses, net of depreciation expense of $100 and $100 respectively,  for the three months ended March 31, 2009, were $24,686 compared to expenses for the period ended September 30, 2008 of ($6,165,788).  2008 expenses include a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts.  Backing out the one time charge and 2008 expenses would have been $119,683; 2009 expenses netted a reduction of $95,177 versust his adjusdted figure.  The reduction is due to reduced professional fees of $28,000 and reduced Other G&A of $67,000 as there were no oil related contract services and other expenses in 2009.

NET INCOME (LOSS). Net income for the three months ended March 31, 2009 was ($44,445) compared to the period ended March 31, 2008 of $6,198,493.  The 2008 balance is impacted by the voiding of former director contracts and associated payroll taxes of $6,285,651 as mentioned above.

Employees

As of March 31, 2009, the Company had two employees: its President and CFO.

ITEM 3.  N/A

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-Q/A has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, - Not Applicable.

Item No. 5 – Other Information

In January 2009, Earl Moore and Mark Smith resigned as officers and directors of the Company, leaving Jeffrey Joyce, Michele Sheriff and Wayne Duke as officers and directors.  On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  As part of the Agreement, the Company appointed Mr. Kubby as President and CEO, Richard Cowan as Director and CFO, and Robert Melamede Ph. D., as Director and Chief Science Officer, and each of them was also appointed as a director.  All of the Company’s current directors then resigned.

The Company has become aware of a potential lawsuit that has been initiated by K & D Equity Investments, Inc. (“K & D”), a shareholder of the Company and a party to the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the “Asset Purchase Agreement”).  K & D filed suit against Cannex Therapeutics, LLC, another party to the Asset Purchase Agreement, two of our directors and our transfer agent.  K & D is alleging fraud, breach of contract and is seeking rescission of the Asset Purchase Agreement. Management has reviewed the suit and believes that it is without merit.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)	One Form 8-K was filed during the three month period ended March 31, 2009.
a.	On 1/29/09 announcing the resignation of E. Moore and M. Smith as officers and directors.

(b)	Exhibits

Exhibit Number / Name of Exhibit
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

CANNABIS SCIENCE, INC.

By /s/  Steven W. Kubby

Steven W. Kubby, President

Date: May 15, 2009