Form 10-Q
period 2009-06-30
CANNABIS SCIENCE, INC.
filed 2009-08-21
CIK 1024626

CANNABIS SCIENCE, INC.



FORM 10-Q
(Quarterly report)


Filed August 21 for the Period Ending 30/06/09





     Address		6946 N Academy Blvd
			Suite B No. 254
			Colorado Springs, CO 80918
     Telephone		1-888-889-0888
     CIK		0001024626
     Symbol		CBIS
     SIC Code		1311 - Crude Petroleum and Natural Gas
     Industry		Biotechnology & Drugs
     Sector		Healthcare
     Fiscal Year	12/31