Form 10-Q/A
period 2009-06-30
CANNABIS SCIENCE, INC.
filed 2009-08-24
CIK 1024626

CANNABIS SCIENCE, INC.



FORM 10-Q/A
(Quarterly report)


Filed 08/24/09 for the Period Ending 30/06/09





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

For the quarterly period ended June 30, 2009

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE
ACT OF 1934

From the transition period from ________ to ________.

Commission File Number 000-28911

CANNABIS SCIENCE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada

91-1869677
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

6946 N Academy Blvd, Suite B #254
Colorado Springs CO 80918

(Address of principal executive offices)

(888) 889-0888
 (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:



Large Accelerated Filer [  ]

Accelerated Filer [  ]





Non-Accelerated Filer [   ].

Smaller Reporting Company [X]


Indicate by a check mark whether the company is a shell company
(as defined by Rule 12b-2 of the Exchange Act:
Yes [   ]   No [ X ].

As of August 20, 2009, there were 22,142,279 shares of Common Stock of the issuer outstanding.












TABLE OF CONTENTS




                PART I FINANCIAL STATEMENTS




Item 1 Financial Statements 			   3

Item 2 Management's Discussion and
Analysis or Plan of Operation			  17


                PART II OTHER INFORMATION

Item 1 Legal Proceedings			  20
Item 2 Changes in Securities			  20
Item 3 Default upon Senior Securities		  20
Item 4 Submission of Matters to a Vote
of Security Holders				  20
Item 5 Other Information			  20
Item 6 Exhibits and Reports on Form 8-K		  20




CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Balance Sheets



				     		   December 31,
				   June 30 2009	     2008
				    (Unaudited)	   (Audited)

Assets
Current Assets:
  Cash			     	$        151          580
   Accounts Receivables        		  -            -
   Other Receivables            	  -            -
				    ------------------------
Total Current Assets		         151          580
				    ------------------------

Fixed assets:
  Equipment			       3,000        2,000
  Less: Accumulated Depreciation        (633)        (433)
				    ------------------------
 Total Fixed Assets		       2,367        1,567
				    ------------------------
Other Assets:
  Intellectual Property
  (See Notes 10 and 11)		     524,000	   -
				    ------------------------
Total Assets		        $    526,518        2,147
				    ------------------------

Liabilities and Shareholders' Equity/(Deficit)
Current Liabilities:
  Accounts Payable	        $    401,674      359,179
  Accrued Expenses	             161,914	   45,415
  Accrued Interest Payable
  to Affiliate 		             175,664      136,346
  Loan Payable to Affiliate          814,742      814,742
  Line-of-Credit to Affiliate4	       5,438       (3,031)
				   ------------------------
Total Current Liabilites 	   1,599,432    1,352,651
				   ------------------------

Commitments and Contingencies
(See Note 8)		                -            -

Shareholders' Equity/(Deficit):
Common Stock, $.001 par value,
30,000,000 shares  authorized  	      22,142       12,597
 Shares Issued and Outstanding
    June 30, 2009 - 22,142,279
    Dec 31, 2008 - 12,597,279
Additional Paid in Capital        50,229,788   48,148,783
Accumulated Deficit              (51,324,844) (49,511,884)
				   -----------------------
 Total Shareholders'
  Equity/(Deficit) 	          (1,072,914)  (1,350,504)
				   -----------------------
Total Liabilities and
Shareholder' Equity/(Deficit) 	     526,518        2,147
 				   -----------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.




CANNABIS SCIENCE, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Six and Three Months Ended June 30, 2009 and 2008 and
For The Period From Inception to June 30, 2009


							  	  Period from							  	  Period from
		      6 Mths	  6 Mths     3 Mths	3 Mths	  Jan 27, 2005
                      ended       ended      ended      ended     (inception) to
		      June 30,    June 30,   june 30,   June 30,   June 30,
		      2009        2008       2009       2008       2009

OIL & GAS OPERATIONS:
Oil & Gas Renenues	 -         161,559       -         67,382       459,652
Lease Operating
Expenses		 -          94,177       -         32,805       230,164
		      --------------------------------------------------------
Gross Profit		 -          67,382       -         34,577       229,488
OTHER EXPENSES:
New Product
Development	      458,400          -      458,400         -         458,400
Professional Fees     993,464       90,360    969,341      38,244    32,184,426
Technology License
Royalties  		 -             -         -            -         160,417
Impairment of Oil        -       2,400,000       -      2,400,000     7,486,000
& Gas Leases
Net Gain on Settlement
of Liabilities 	         -      (6,285,651)      -            -      (5,935,451)
General and
Administrative        321,778       91,168    321,115      23,321    16,110,133
		      --------------------------------------------------------
Total Operating
Expenses 	    1,773,642   (3,704,123) 1,748,856   2,461,565    50,463,925
		      --------------------------------------------------------

OPERATING INCOME
(LOSS) 	           (1,773,642)   3,771,505 (1,748,856) (2,426,988)  (50,234,437)

Other Income (Expense):
 Other Income            -             -        -             -           1,439
 Beneficial Conversion
 Feature                 -         (32,335)     -          32,335    (1,098,992)
 Gain on Settlement
 of Debt                 -             -        -             -         117,950
 Interest Expense     (39,318)       (4123)   (19,659)       4123      (110,804)
		      --------------------------------------------------------
Total Other
Income (Expense)      (39,318)     (36,458)   (19,659)    (36,458)   (1,090,407)
		      --------------------------------------------------------
NET INCOME (LOSS)$ (1,812,960)   3,735,047 (1,768,515)  2,390,530   (51,324,844)
                      --------------------------------------------------------

Basic Earnings
per Share        $      (0.11)        1.38     (0.00)      (0.25)

Basic and Diluted
Earnings per Share $    (0.11)        1.37     (0.00)      (0.24)

Weighted Average Shares
Outstanding: Basic  21,122,347   2,712,151 14,687,261   2,019,706

Weighted Average Shares
Outstanding: Diluted      -      2,730,151       -      2,037,706

See accompanying summary of accounting policies and notes to consolidated financial statements.


CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
For the Period from Inception to June 30, 2009


							     Deficit
				   Additional		     Accum.
 		  Common  Stock      Paid-in     Prepaid     During The
                                                             Development
                Shares      Par      Capital   Consulting     Stage       Totals

Bal at Jan 27,
2005
(inception)  $    -         -          -            -             -          -

Founder's Stock
Issued         83,800       84         (84)         -             -          -
Shares Issued
for Debt        8,000        8     399,992          -             -     400,000
Shares issued
for License
Agreement      86,188       86         (86)         -             -          -
Effect of
Reverse
Merger         13,840       14    (200,014)         -             -    (200,000)
Divestiture of
Subsidiary to
Related Party     -         -      544,340                              544,340
Net loss                                                  (807,600)    (807,600)
		-----------------------------------------------------------------
Bal at Dec
31, 2005      191,828      192     744,148          -     (807,600)     (63,260)
Shares Issued
for
Employment     45,500       45   8,487,455          -          -      8,487,500
Shares Issued
for
Services      171,080      171  28,798,329 (7,633,750)         -     21,164,750
Shares Issued
for Lease
Agreement       6,770        7     406,193         -      (350,200)      56,000
Net loss				               (36,906,584) (36,906,584)
		-----------------------------------------------------------------
Bal at Dec
31, 2006      415,178      415  38,436,125 (7,633,750) (38,064,384)  (7,261,594)
Shares Issued
For Services   63,021       63     528,285   (387,500)        -         140,848
Shares Issued
for Debt
Conversion    350,000      350     349,650        -           -         350,000
Amortization
of Beneficial
Conversion
Feature           -         -    1,066,657                            1,066,657
Amortization
of shares
issued for
services                                    8,021,250                 8,021,250
Shares Issued
for
Properties    500,000      500   4,999,500                            5,000,000
Net loss    				              (15,007,117) (15,007,117)
		-----------------------------------------------------------------
Bal at Dec
31, 2007    1,328,198    1,328  45,380,217            (53,071,501)  (7,689,956)
Amortization
of Beneficial
Conversion
Feature                             32,335                               32,335
Cancellation
and
Amortization
of Shares        (919)      (1)          1
Issuance of
Shares for
Cash           10,000       10      19,990                               20,000
Shares Issued
for Debt
Conversion    990,000      990      98,010                               99,000
Purchase of
Subsidiary
with Stock 10,000,000   10,000    2,490,00                            2,500,000
Issuance of
Stock for
Services      270,000      270     128,230                              128,500
Net Income 						 3,559,617    3,559,617
 		-----------------------------------------------------------------
Bal at Dec
31, 2008   12,597,279   12,597  48,148,783         -   (49,511,884)  (1,350,504)
Issuance of
Shares for
Assets      2,100,000    2,100     522,900         -                    525,000
Cancellation
of Stock
Previously
Issued       (10,000)      (10)         10
Issuance of
Shares for
Services   7,455,000     7,455   1,558,095                            1,565,550
Net Loss						(1,812,960)  (1,812,960)
		-----------------------------------------------------------------
Bal at
June 30,
2009      22,142,279    22,142  50,234,788             (51,324,844)  (1,072,914)
		-----------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.



 CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For The Period From Inception to June 30, 2009
(Unaudited)


								   Period from
                                     six months    six months      Jan 27, 2005
 				        Ended         Ended        (inception)
 				      June 30,      June 30,        to June 30,
				       2009          2008              2009


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)               $   (1,812,960)    3,735,047      (51,324,844)
Adjustments to reconcile net
income (loss) to cash used in
operating activities:
Depreciation and depletion                 200         1,169            6,382
Amortization on investment
in Custer leasehold	                                                9,333
Impairment on oil
lease investments                                  2,400,000        7,476,667
Write off oil and gas properties				      100,000
Stock  issued for services 	     1,565,550                     31,008,357
Amortization of prepaid
consulting fees							    8,021,250
Amortization of beneficial
conversion feature 				      32,335        1,098,992
Shares to be issued
Loss on disposition of subsidiary				       97,050
Changes in certain assets and liabilities:
(Increase) decrease in
accounts receivable
Increase  in accrued interest
to affiliate                           39,318 			      987,375
Increase in accounts payable           42,495         17,158          401,674
Decrease in accounts payable
related party 	                                       3,856           (3,031)
Increase in Line of Credit
- Related Parties 		       48,469			       48,469
Increase (decrease) in
accrued expenses 	              116,499     (1,280,585)         161,914
Increase in Others							1,950
 				     ----------------------------------------
CASH FLOWS USED IN OPERATING
ACTIVITIES: 			         (429)      (290,178)      (1,998,461)
				     ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases			     (30,000)         (30,000)
Purchase of property, plant & equipment 	      (2,000)         (42,890)
				     ----------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES   -          (32,000)         (72,890)
				     ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note
- related party, net 				     551,342          951,342
Sale of Stock for Cash						       20,000
Loans payable to affiliates 			      66,657        1,008,997
 			             ----------------------------------------
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES 			             617,999        1,980,339
 			             ----------------------------------------

NET INCREASE IN CASH &CASH EQUIVALENTS   (429)        (4,315)             580
CASH &CASH EQUIVALENTS,
BEGINNING OF PERIOD 		          580          4,769              -
  				      ---------------------------------------
CASH &CASH EQUIVALENTS, END OF PERIOD 	  151            454              580

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of commons stock
for services 		            1,565,250                       1,815,250
Related party note payable					      250,000
Net liabilities assumed
with recapitalization						      200,000
Divestiture of subsidiary
to related party						      544,340
Common stock issued for debt			      50,000        1,149,000
Common stock issued for
acquiring oil & gas leases					    7,906,200
Common stock issued for
Intellectual Property 	             525,000			      525,000
Common stock issued for services				    7,906,200


See accompanying summary of accounting policies and notes to consolidated financial statements.



CANNABIS SCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business:

Cannabis Science, Inc. ("We" or "the Company"), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.. On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology. On January 14, 2000, the Company filed its Form 10SB12G. In 2002, the Company ceased its medical technology business following the death of Magkelate's inventor.
The Company conducted no substantial business until 2005.

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

On March 25, 2008 the Company changed its name to Gulf Onshore, Inc. On June 6, 2008, the Company entered into an Asset
Acquisition Agreement with K & D to acquire additional leases (the "Leases") in exchange for common stock and a Stock Purchase
Agreement ("SPA") with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy
Resources, Inc., a Texas corporation ("Curado"). Curado is registered with the Texas Railroad Commission as an oil and gas well
operator, and is the operator for the Leases.   The Company acquired
 the Leases into Curado, in exchange for shares issued to K &
D. The Company issued South Beach a promissory note for $250,000, payable in 1 year at 10% interest, which was guaranteed by
Curado.   The Company consolidated the operations of Curado commencing in 3Q 2008.

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



On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam "M" oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit. In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado. South Beach then made claim against Curado under the guarantee agreement and then exercised its rights under the collateral agreement. As a result, the Company's the fourth quarter 2008, financial statements reflected the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition. A Form 8-K reflecting this transaction was timely filed.

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, ("Cannex") a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.
 The asset purchase agreement includes all of Cannex' and
Kubby's intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com. The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to
Cannex and others.   A Form 8-K reflecting this transaction was
timely filed.  Please see Note 10.

As part of the Agreement, on April 1, 2009, the Company appointed
Mr. Kubby as President and CEO, Richard Cowan as Director and CFO, and Robert Melamede Ph. D., as Director and Chief Science Officer. Each of them was also appointed as a director. All of the Company's current directors then resigned.

On April 7, 2009, the Company changed its name to Cannabis Science, Inc., reflecting its new business mission: Cannabis Science, Inc. is at the forefront of medical marijuana research and development. The Company works with world authorities on phytocannabinoid science targeting critical illnesses, and adheres to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products. In sum, we are dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance. The Company obtained a new CUSIP number as well. Cannabis Science
Inc. has also launched its new website www.cannabisscience.com reflecting its new name.

On April 27, 2009 Cannabis Science Inc. Reports on Prospective Life Saving Treatments for H1N1 Swine Flu and H5N1 Bird Flu in
View of the Current Global Threat. The Company's non-toxic lozenge has properties that could alleviate many of the symptoms and harmful effects of the H5N1 bird flu and H1N1 swine flu viruses.

On May 7, 2009 the Company common shares commenced trading under the new stock symbol OTCBB: CBIS.

On June 9, 2009 the Company announces it has received U.S.
Federal Government CAGE/NCAGE Code Certification;
CAGE/NCAGE Code: 5FZM9 was obtained through Central Contracting
 Registration (CCR). The CCR is the primary vendor database for the U.S. Federal Government and is used as a government tool for the Department of Homeland Security, Department of Defense, NATO and NASA Agencies. Specifically the Company received U.S. Federal Government Classification for North
American Industry Classification System (NAICS) 541711 - Research and Development in Biotechnology, 621511 - Medical
Laboratories, 624230 - Emergency and Other Relief Services.
The Company has also received U.S. Government Classification for Standard Industrial Classification (SIC) for 8731 - Commercial Physical and Biological Research, enabling it to receive government notifications and requests for services under these classifications.

With the Special Board Resolution held on July 9, 2009 it was resolved with the majority of the board of directors calling to immediately remove and terminate all corporate officer contracts with its President and CEO, Mr. Steven W. Kubby, who had failed to conduct his duty in the manner that is in compliance with his fiduciary duties to preserve shareholders value and corporate integrity. It as resolved that Dr. Robert Melamede remains as a Director and has been appointed to the position of President & CEO and Secretary effective immediately and continue the term until the next annual general meeting. With the Special Board Meeting held on July 10, 2009, the Board has received and has accepted the resignation of Steven W. Kubby as a member of the Board of Directors.

July 20, 2009 the Company announced it is moving forward with its preparations for a pre-IND meeting with the FDA, which will provide guidance on the manufacturing, non-clinical, and clinical development program for Cannabis Science Drugs. As well the Company reports intentions to move corporate headquarters to Colorado Springs, Colorado. The Company has since moved its Corporate Headquarters to Colorado Springs, CO.

The Company on July 27, 2009 announced intentions to apply to the FDA to utilize their Fast Track Procedures to help speed the approval of its Cannabinoid medicines in treatment of H1N1 Swine Flu In conjunction with its recent re-organization, the Company has begun discussions with the FDA as its program moves forward to provide FDA approved solutions for several critical illnesses.

On August 6, 2009 the Company announced the creation of a Scientific Advisory Board and that Dr. Mitch Earleywine has accepted its invitation to become the first member of its newly formed
Scientific Advisory Board. Dr. Earleywine is an Associate Professor of Psychology at the State University of New York (SUNY) at Albany.
He has received numerous awards for his excellence in teaching and research. Dr. Earleywine has extensive experience in the areas of drug and alcohol abuse, and has published 89 peer reviewed scientific articles, many of which examine marijuana use.
Additionally, Dr. Earleywine has authored 5 books including "The Parents Guide to Marijuana." He has professional affiliations with the Association for the Advancement of Behavior Therapy, the Research Society on Alcoholism Member; Dr. Earleywine is on the Advisory
Board of the National Organization for the Reform of Marijuana
Law (NORML) and is on the Executive Board of the Marijuana Policy
Project (MPP).

On August 12, 2009 the company announced that it has completed its review of the FDA licensing requirements and has made key progress with mapping out its initial cannabis drug medicines for FDA clinical trials. The Company has determined it will have more than one product in clinical testing and trials at the same time.
 This news comes following the identification of two distinct parallel paths in developing pharmaceutical products for FDA approval. The first being the highly publicized H1N1 Swine flu and the deadly
H1N5 Avian flu, and the second being a newly formed initiative for Veterans who suffer from Post Traumatic Stress Disorder
(PTSD). Together with these initiatives, Cannabis Science is laying a solid foundation for entrance into the FDA and other government regulatory agencies for developing medicines for Influenza, PTSD and other ailments.

 Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements for the interim periods in 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations, statements of shareholders' equity, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form
10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Significant Accounting Policies:

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.



The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and
3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting. All intercompany balances and transactions are eliminated. During a portion of 2008, the financial statements included the accounts of Curado Energy Resources, Inc.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the consolidated financial statements, which occurred on August 21, 2009.

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

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Long Lived Assets:

Effective January 1, 2005, the Company adopted Statement of
Financial Accounting Standards No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.


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

In June 2008 the Company acquired eleven oil well leases in a related party transaction with the majority shareholder, K&D Investments, for 10,000,000 shares. The value of the stock at the time of the transaction was $2,500,000 and the predecessor cost was $100,000. Therefore, an impairment of $2,400,000 was recorded related to the transaction and the net cost recorded on the Company's balance sheet is $100,000. The Leases were acquired into Curado Energy Resources, Inc., the operator of the Leases, which the Company acquired from South Beach Live, Inc., its most significant creditor.

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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam "M" oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit. In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado. As a result, the Company's the fourth quarter of 2007's financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition. A Form 8-K reflecting this transaction was timely filed.

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

Stock-Based Compensation:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ''Share-Based Payment'' (''SFAS 123R''), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of January 1,
2006 and will recognize stock-based compensation expense using the modified prospective method.



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

Earnings per Share (Loss):

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three month period ended June 30, 2009, basic and diluted earnings per share is the same ($0.11) since the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three month period ended June 30, 2009, basic and diluted loss per share are $1.38 and $1.37, respectively.

Comprehensive Income:

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the quarters ended June 30, 2009 and 2008, the Company had no items of other comprehensive income. Therefore, the net loss equals the comprehensive loss for the periods then ended.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.
The Company reported a cumulative deficit of $51,324,844 and had a stockholders' deficit of $1,072,914 at June 30, 2009. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2008 Form 10-K.


NOTE 3 - FIXED ASSETS

Fixed assets at June 30, 2009 and December 31, 2008 are as follows:

				  June 30, 2009	  Dec 31, 2008

Equipment 			   $   3,000       $    2,000

Less: Accumulated Depreciation          (533)            (433)
				    -------------------------
Total Fixed Assets 		   $   2,467       $    1,567


Depreciation expense for the three-month periods ended June 30, 2009 and 2008 was $100 and $100 respectively.

The Company acquired Cannex's website, which has an estimated value of $1,000 based on the original cost of the asset.


NOTE 4 - INCOME TAXES

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

The following table sets forth the significant components of the net deferred tax assets as of June 30, 2009:


				    June 30, 2009   Dec 31, 2008

Net operating loss carry forward   $   51,324,844   $  49,511,884

Total deferred tax assets              17,172,230      16,440,389

Less: valuation allowance             (17,172,230)    (16,440,389)

Net deferred tax assets            $        -       $       -


For the six months ended June 30, 2008, income taxes were offset by the utilization of a portion of the net operating loss carry forward.

NOTE 5 - NOTE PAYABLE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden.
The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The Company recorded a beneficial conversion of $650,000 on the note, which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized $162,500 of this unamortized discount as interest expense. The Company recorded an interest payable of $39,318 for the six-month period ended June 30, 2009.



On March 25, 2009 Summitt Oil & Gas, Inc. and Melissa 364 CR, Ltd. entered into a purchase and sale agreement by which Summitt assigned its rights with respect to debt of $814,742 plus accrued interest, and sold 400,000 shares of restricted stock.

NOTE 6 - EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000 shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 22,142,279 and 12,597,279 issued and outstanding as of June 30, 2009 and December 31, 2008.

The Company is also authorized to issue 1,000,000 shares of preferred stock. To date, the Company has not filed any manner of designation rights with the State of Nevada and has no preferred shares outstanding.


A.
Issuance of Common Stock

On June 6, 2008, the Company entered into an Asset Purchase Agreement (the "Agreement") with K&D Equity Investments,
Inc., a Texas corporation ("K&D"). Under the terms of the Agreement, the Company acquired, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases
(the "Leases") located in Texas, with Net Revenue Interests (N.R.I.) in these leases ranging from 75% to 84.76%. Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D was the owner of 500,000 shares of the Company's common stock and became its largest single shareholder, owning approximately 88% of the Company's issued and outstanding shares.

On June 13, 2008, the Company issued 500,000 shares of its $.001 par value common stock to South Beach Live, Inc., a Florida corporation, pursuant to the terms of an October 4, 2007, Promissory Note. Under the terms of the Note, the Company was released from $50,000 of the principal obligation under the Note in exchange for issuance of these shares. Provisions of the Note are fully disclosed in the Company's Form 10-KSB, filed on April 10, 2008.

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business. The asset purchase agreement included all of Cannex' and Kubby's intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com. The Company and its largest shareholder, K & D Equity Investments, Inc., paid a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.

On May 28, 2009 the Board of Directors of the Company authorized and approved adoption of a 2009 Stock Compensation Plan.
The plan is authorized to issue 6,500,000 common shares. The purposes of this Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company (ii) provide incentives to employees, officers, and management of the Company, (iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company, and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the issuance of shares of the Company's Common Stock. The Company has issued 6,480,000 common shares under the terms of the plan to advisors and consultants of the Company.

On June 11, 15, and 18th of 2009 the Company issued a total of 975,000, section 144-restricted, common shares for investor relations services. The shares carry section 144 restrictive legends.



B.
Warrants

No warrants were granted during the six-month period ended June 30, 2009.

The weighted average remaining contractual life of warrants outstanding is 0.25 years at June 30, 2009.

  Outstanding Warrants			      Exercisable Warrants
 ------------------------------------------------------------
  Range of
Exercise Price    Number      Average    Remaining Average    Number
		            Contractual  Intrinsic value
				Life

 $67.00 	  18,000        0.25           -             18,000





The current Exercise Price of $67.00 per share reflects the impact of the two 1:10 stock splits. Prior to the splits the Exercise price was $0.67 per share.

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of June 30, 2009, along with the weighted-average grant date fair values, were as follows.


					2009

Expected volatility                    80.0%
Expected life in years		       5 years
Risk free interest rate		       5.07%
Dividend yield			       0%




C.
Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 25,000,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. As of June 30, 2009, no options to purchase the Company's common stock have been granted under the Plan. There were no options outstanding at June 30, 2009.


In September 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired.
The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan. During 2008 and 2009 no additional shares have been issued under this plan.

On May 28, 2009 the Board of Directors of the Company authorized and approved adoption of a 2009 Stock Compensation Plan.
The plan is authorized to issue 6,500,000 common shares. The purposes of this Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company (ii) provide incentives to employees, officers, and management of the Company, (iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company, and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the issuance of shares of the Company's Common Stock. The Company has issued 6.480,000 common shares under the terms of the plan to advisors and consultants of the Company.



NOTE 7 - RELATED PARTY

On June 6, 2008, the Company entered into an Asset Purchase
Agreement (the "Agreement") with K&D Equity Investments, Inc., a Texas corporation ("K&D"). Under the terms of the Agreement, the Company acquired, though Curado Energy Resources, Inc., working interests in ten (10) oil, gas and mineral leases (the "Leases") located in Texas, with Net Revenue Interests (N.R.I.)
in these leases ranging from 75% to 84.76%. Gulf paid K&D 10,000,000 shares of its $.001 par value common stock for the Leases. K&D was the owner of 500,000 shares of the Company's common stock, and as a result of the Agreement owned approximately 88% of the Company's issued and outstanding shares. K & D's president, Jeffrey Joyce, was an officer of the Company at the time of the transaction.



On June 6, 2008, the Company entered into a Stock Purchase
Agreement ("SPA") with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation ("Curado"). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases. The Company has agreed to issue
South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement. The Fair Market Value ("FMV") of net assets of Curado at the time of the transaction were $157,040. This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements. At the time of the transaction, Michele Sheriff, who was a director and Secretary of the Company, was also an officer and the sole director of South Beach.

In October 2008, the Company and SBL entered into an Accord and atisfaction Agreement. Under the terms of the Agreement, South Beach released the Company from any further obligation under the parties' $250,000 Promissory Note in exchange for an assignment of the Company's interest in a (currently) non-producing oil well, the Putnam M, located in Throckmorton Co., Texas, and a surrender of any claim to shares of Curado Energy Resources, Inc., the Company's wholly-owned subsidiary, currently held by South Beach under a Security Agreement. The Company is advised that South Beach has exercised its rights to these shares and requested re-registration thereof.

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur
Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.
The asset purchase agreement includes all of Cannex' and Kubby's intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com. The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.



NOTE 8 - COMMITMENTS AND CONTINGENCIES

A.
Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations. (See Note 12)

B.
Operating Leases

The Company has a transitional corporate address at 6946 N Academy Blvd, Suite B #254 Colorado Springs CO 80918. This address is paid on a quarterly basis at a cost of $54.00 per quarter. This address is being used while the Company completes negotiations for the corporate headquarters and research lab of choice, in Colorado Springs Co.

C.
Liabilities

The Company had a collection notice for $87,183 related to legal billings in 2006 that had not been booked. The amount was recorded in the third quarter of 2007. The billings were related to acquisition work that was never completed. The Company contends that the agreement was not with Cannabis Science Inc. but with a potential acquirer and therefore believes that the accrual is not necessary.


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

Included in "Accounts payable" on the consolidated balance sheet at June 30, 2009 and December 31, 2008, the Company has payables totaling $250,000 to two former directors and one attorney, which were incurred in 2006 and 2005, respectively.


?
The attorney represented a former related party when it was in negotiations to acquire the Company in 2005. The Company's position is that this is not its liability as it did not contract the attorney and will pursue a legal opinion in 2009 to reverse the liability.


?
The former directors were awarded severance agreements in June 2006 shortly before resigning from the Company. The severance and other fees totaled $81,250 for each director for a total of $162,500.
The severance was not immediately paid and there has been no correspondence concerning payment since they resigned. The states statute of limitations expires in June 2010 and the Company, at that time, will accordingly adjust the liabilities to $0 if no demand is received.

Included in "Accounts payable" on the consolidated balance sheet at June 30, 2009 and December 31, 2008, the Company also has payables totaling $70,000 to various vendors incurred in 2005 through
 2007.


?
There is $30,000 balance to a former related party that has not been resolved. This liability was incurred in 2005 and there has been no correspondence with the vendor since the signing of the contract and unless the vendor contacts the Company, we will accordingly adjust the liability to $0 in compliance with the state statutes of limitations of four years, in October of 2009.


?
There is $12,175 to a former consultant that is unresolved. This liability was incurred in 2005 and there has been no correspondence with the vendor since the liability was incurred.
In the event the vendor does not contact the Company, we will accordingly adjust the liability to $0 in compliance with the state statutes of limitations of four years, in December of 2009.


?
There is approximately $28,000 of other smaller and aged payables that the Company will also write-off in future periods using the applicable stature of limitations as a guide.

NOTE 9 - EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes. The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000. During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded. Accordingly, during the six months ended June 30, 2009, management has recorded a nonrecurring gain in the amount of $6,285,651.

NOTE 10 - ASSET VALUATION

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

NOTE 11 - INTELLECTUAL PROPERTY

IP of $524,000 is a result of the transaction referenced in both
Note 3 and Note 10 with Cannex Thereapeutics, LLC,
("Cannex").   Identified and estimated assets at the time of
this filing was $1,000 for the Company website and the balance was allocated to IP. Once the asset valuation referenced in Note 10 is completed it is more than likely that this balance will be adjusted.

NOTE 12 --SUBSEQUENT EVENTS

The Company has become aware of a potential lawsuit that has been initiated by K & D Equity Investments, Inc. ("K & D"), a shareholder of the Company and a party to the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the "Asset Purchase Agreement"). K & D filed suit against Cannex Therapeutics, LLC, another party to the Asset Purchase Agreement, two of our directors and our transfer agent. K & D is alleging fraud, breach of contract and is seeking rescission of the Asset Purchase Agreement. Management has reviewed the suit and believes that it is without merit.

The Company has become aware of a second potential lawsuit that has been initiated by South Beach Live (SBL), a shareholder of the Company and associate to K & D Equity Investments, Inc. ("K & D"), the initiator of the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the "Asset Purchase Agreement"). SBL filed suit against the Company for a $100,000.00 promissory note. Management has reviewed the suit and is reviewing the promissory note to determine the liability to the Company for the note.







Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

In the fourth quarter of 2008, Cannabis Science, Inc. (the "Company") terminated all its oil and gas operations and relinquished all its rights to oil and gas leases and working interests in oil and gas wells in exchange for a release of debt. In the first quarter of 2009, the Company acquired all of the assets of Cannex Therapeutics, LLC from Cannex and Steven W. Kubby, and committed itself to research and development of cannabis based medical products. The Company owns intellectual property related to a whole cannabis extract lozenge, which has demonstrated some efficacy in non-blind informal testing. Other research indicates that cannabis extracts available in non-smoked forms, including lozenges and topical creams, may have medicinal uses in treating a variety of diseases, the symptoms of those diseases, and for analgesic purposes.

The Company is committed to research and development of cannabis extract medicines and intends to pursue Independent New Drug certification, possibly under the Orphan Drug Act, for such treatments. We face two significant challenges, financing and government regulation.

The Company is extremely undercapitalized, and will be reliant on outside financing from sales of securities or issuance of debt instruments.
 We expect many traditional lenders will be reluctant to provide us with capital in light of our financial condition and the nature of our expected business, so that any financing activities will likely be expensive and result in dilution to the Company. In this regard, it should be noted that the Asset Acquisition Agreement among Cannex, the Company and K & D Equity Investments, Inc. contains non-dilution provisions that provided additional shares to K & D in the event our shares are sold privately for less than $1.00 per share. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to the Company.

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

Our goal is not the legalization of marijuana, but instead the development of FDA-approved and legal non-smoked cannabis based medicines. We face not only the challenges of other business at an early stage of development, but special problems arising from the nature of our business. Shareholders and prospective investors should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

On June 9, 2009 the Company announced it has received U.S. Federal Government CAGE/NCAGE Code Certification; CAGE/NCAGE Code: 5FZM9 was obtained through Central Contracting Registration (CCR). The CCR is the primary vendor database for the U.S. Federal Government and is used as a government tool for the Department of Homeland Security, Department of Defense, NATO and NASA Agencies. Specifically the Company received U.S. Federal Government Classification for North
American Industry Classification System (NAICS) 541711 - Research and Development in Biotechnology, 621511 - Medical
Laboratories, 624230 - Emergency and Other Relief Services. The Company has also received U.S. Government Classification for Standard Industrial Classification (SIC) for 8731 - Commercial Physical and Biological Research, enabling it to receive government notifications and requests for services under these classifications.

With the Special Board Resolution held on July 9, 2009 it was resolved with the majority of the board of directors calling to immediately remove and terminate all corporate officer contracts with its President and CEO, Mr. Steven W. Kubby, who had failed to conduct his duty in the manner that it is in compliance with his fiduciary duties to preserve shareholder value and corporate integrity. It was resolved that Dr. Robert Melamede remains as a Director and be appointed to the position of President & CEO and Secretary effective immediately and continue the term until the next annual general meeting. With the Special Board Meeting held on July 10,
2009, the Board has received and has accepted the resignation of Steven W. Kubby as a member of the Board of Directors.

RESULTS FOR THE QUARTER ENDED JUNE 30, 2009

Our quarter ended on June 30, 2009. Any reference to the end of the fiscal quarter refers to the end of the second calendar quarter for 2009 for the period discussed herein.

REVENUE. Revenue for the six months ended June 30, 2009, was $0 compared to $161,559 for the period ended June 30,
2008.   The decrease is attributed to the oil properties acquired in
2007 and Curado Energy Resources, Inc., ("Curado") acquired in
June 2008 which were disposed of in October 2008. In March 2009 the Company agreed to purchase the assets of Cannex with the intent to enter the pharmaceutical industry.

GROSS PROFIT. Gross profit for the six months ended June 30, 2009, was $0 compared to $67,382 for the period ended June 30, 2008. The decrease in gross profit is due to the disposition of lease properties and Curado Energy Resources as mentioned above.

OPERATING EXPENSES. Total operating expenses, net of depreciation expense of $100 and $100 respectively, for the six months ended June 30, 2009, were $1,773,542 compared to expenses for the period ended September 30, 2008 of ($6,165,788). Expenses for the period ending June 30, 2008 expenses included a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts. Backing out of the one time charge and 2008 expenses would have been $119,683; 2009 expenses netted a reduction of $95,177 versus this adjusted figure. The reduction is due to reduced professional fees of $28,000 and reduced Other G&A of $67,000 as there were no oil related contract services and other expenses in 2009.

NET INCOME (LOSS. Our net loss for the six months ended June 30 2009 was $1,812,960 compared to net income of $3,735,047 for the period ended June 30, 2008. The 2008 balance is impacted by the voiding of former director contracts and associated payroll taxes of $6,285,651 as mentioned above.

Employees

As of June 30, 2009, the Company had two employees: its President and Chief Financial Officer.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-Q/A has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act
(15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of
June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:


?
Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.


?
Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.



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













PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has become aware of a potential lawsuit that has been initiated by K & D Equity Investments, Inc. ("K & D"), a shareholder of the Company and a party to the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the "Asset Purchase Agreement"). K & D filed suit against Cannex Therapeutics, LLC, another party to the Asset Purchase Agreement, two of our directors and our transfer agent. K & D is alleging fraud, breach of contract and is seeking rescission of the Asset Purchase Agreement. Management has reviewed the suit and believes that it is without merit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2009.


ITEM 5.  OTHER INFORMATION
None.


ITEM 6.  EXHIBITS

The following exhibits are filed with the Form 10-Q:


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



CANNABIS SCIENCE, INC.






Date: August 20, 2009
By:
/s/ Dr. Robert Melamede


Dr. Robert Melamede


President and Chief Executive Officer






Date: August 20, 2009
By:
/s/ Richard Cowan


Richard Cowan


Treasurer and Chief Financial Officer



















EXHIBIT 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Dr. Robert Melamede, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CANNABIS
SCIENCE, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Intentionally omitted;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change to the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 20, 2009

/s/ Dr. Robert Melamede
Dr. Robert Melamede
President and Chief Executive Officer























EXHIBIT 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Richard Cowan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CANNABIS SCIENCE, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Intentionally omitted;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change to the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 20, 2009

/s/ Richard Cowan
Richard Cowan
Chief Financial Officer























EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of CANNABIS SCIENCE, INC.
(the "Company") on Form 10-Q for the period ended June 30,
2009 as filed with the Securities and Exchange Commission (the
"Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  August 20, 2009

/s/ Dr. Robert Melamede

Name: Dr. Robert Melamede

Title:  Chief Executive Officer



Dated:  August 20, 2009

/s/ Richard Cowan

Name: Richard Cowan
Title:  Chief Financial Officer