Form 10-Q
period 2009-09-30
CANNABIS SCIENCE, INC.
filed 2009-11-19
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has
submitted electronically and posted on its corporate
Web site, if any, every interactive Data File required
to be submitted and posted pursuant to Rule 405 of
Regulation S-T (232.405 of this chapter) during the
preceding 12 months (or for such shorter period that
the registrant was required to submit and post such
files):  Yes [  ]   No [ X ].

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

As of November 16, 2009, there were 25,747,279 shares of Common Stock of the issuer outstanding.















TABLE OF CONTENTS




                PART I-FINANCIAL INFORMATION




Item 1.
Financial Statements.						3



Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of  Operations.			 	17


Item 3.
 Quantitative and Qualitative Disclosures About Market Risk.


Item 4T.
Controls and Procedures.



                PART II-OTHER INFORMATION


Item 1.
Legal Proceedings.						20

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.
Defaults upon Senior Securities.				20

Item 4.
Submission of Matters to a Vote of Security Holders.		20

Item 5.
Other Information.						20

Item 6.
Exhibits.							20




CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Balance Sheets

					September 30,	December 31
					   2009		   2008
					(Unaudited)      (Audited)

Assets
 Current Assets:
   Cash				$ 	  5,679		    580
   Prepaid expenses			  5,420             -
   Due from Affiliate 			    -             3,031
					-----------------------
    Total Current Assets		 11,099           3,611

Property and equipment (Note 3) 	  4,223           1,567

Intellectual Property (Note 11) 	524,000		    -
 					-----------------------
Total Assets			$       539,322           5,178
					-----------------------

Liabilities and Shareholders' Deficit
 Current Liabilities:
   Accounts Payable		$ 	412,780 	359,179
   Accrued Expenses 			161,914		 45,415
   Accrued Interest Payable
   to Affiliate				195,323         136,346
   Loan Payable to Affiliate (Note 5)   814,742		814,742
   Line-of-Credit to Affiliate  	 45,438		    -
					-----------------------
Total Liabilities		      1,630,197	      1,355,682

Commitments and Contingencies (Note 8)

Shareholders' Deficit
  Series A preferred stock, $.001 par
  value, 1,000,000 authorized,
    Issued and outstanding: 999,999
    shares (2008 - Nil)			  1,000		    -
  Common Stock, $.001 par value,
  30,000,000 shares authorized,
  Issued and Outstanding: 25,747,279
  shares (2008 - 12,597,279)		 25,747          12,597
  Common Stock Subscribed and Paid,
  but not yet Issued			    110		    -

  Additional Paid in Capital         51,157,023      48,148,783
  Accumulated Deficit	            (52,274,755)    (49,511,884)
				     --------------------------
  Total Shareholders' Deficit	     (1,090,875)     (1,350,504)
				     --------------------------
Total Liabilities and
Shareholders' Deficit		$       539,322           5,178
				     --------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.



CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And For the Period from January 27, 2005 (inception) to September 30, 2009 (Unaudited)

								  Period from
								   Jan. 2005
			   Nine months ended  Three months ended  (Inception)
			     September 30,	September 30,	  to Sept.30,
			    2009      2008	2009 	  2008	      2009

OIL & GAS
OPERATIONS:
 Oil & Gas Revenues    $      -     447,412       -     285,853     459,652
 Lease Operating
 Expenses		      -     226,895       -     132,718     230,164
			   ------------------------------------------------
 Gross Profit		      -     220,517       -     153,135     229,488

OTHER EXPENSES:
New Product Development  458,400         -        -          -      458,400
 Professional Fees     1,872,677    130,112  879,213     39,752  33,063,639
 Technology License
 Royalties                    -          -        -          -      160,417
 Impairment of Oil &
 Gas Leases                   -   2,400,000       -          -    7,486,000
 Net Gain on Settlement
 of  Liabilities              -  (6,285,651)      -          -   (5,935,451)
 General and
 Administrative          372,800    228,866   51,022    137,698  16,161,155
			---------------------------------------------------
 Total Operating
 Expenses	       2,703,877 (3,526,673) 930,235    177,450  51,394,160
 			---------------------------------------------------

OPERATING INCOME
(LOSS)		      (2,703,877) 3,747,190 (930,235)   (24,315)(51,164,672)

Other Income (Expense):
 Other Income                 88      1,439       88      1,439          88
 Beneficial Conversion
 Feature		      -     (32,335)      -          -   (1,098,992)
 Gain on Settlement of
 Debt			      -          -        -          -      117,950
 Other expense                -    (107,091)      -    (107,091)	 -
 Interest Expense        (59,082)   (83,757) (19,764)   (79,634)   (129,129)
			---------------------------------------------------
 Total Other Income
 (Expense)		 (58,994)  (221,744) (19,676)  (185,286) (1,110,083)
  			---------------------------------------------------

NET INCOME (LOSS) $   (2,762,871) 3,525,446 (949,911)  (209,601)(52,274,755)

Basic Earnings
per Share         $        (0.16)      0.60    (0.04)     (0.02)

Basic and Diluted
Earnings  per Share  $     (0.16)      0.60    (0.04)     (0.02)

Weighted Average Shares
Outstanding: Basic    16,750,000  5,878,173 22,366,000  9,877,895

Weighted Average Shares
Outstanding: Diluted  16,750,000  5,896,173 22,366,000  9,877,895






See accompanying summary of accounting policies and notes to consolidated financial statements.



CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Deficit
For the Nine Months Ended September 30, 2009 and
The Period from January 27, 2005 (inception) to September 30, 2009
(Unaudited)



							     Deficit
				   Additional		     Accum.
 		  Common  Stock      Paid-in     Prepaid     During The
                                                             Development
                Shares      Par      Capital   Consulting     Stage       Totals

Bal at Jan 27,
2005
(inception)  $    -         -          -            -             -          -

Founder's Stock
Issued         83,800       84         (84)         -             -          -
Shares Issued
for Debt        8,000        8     399,992          -             -     400,000
Shares issued
for License
Agreement      86,188       86         (86)         -             -          -
Effect of
Reverse
Merger         13,840       14    (200,014)         -             -    (200,000)
Divestiture of
Subsidiary to
Related Party     -         -      544,340                              544,340
Net loss                                                  (807,600)    (807,600)
		-----------------------------------------------------------------
Bal at Dec
31, 2005      191,828      192     744,148          -     (807,600)     (63,260)
Shares Issued
for
Employment     45,500       45   8,487,455          -          -      8,487,500
Shares Issued
for
Services      171,080      171  28,798,329 (7,633,750)         -     21,164,750
Shares Issued
for Lease
Agreement       6,770        7     406,193         -      (350,200)      56,000
Net loss				               (36,906,584) (36,906,584)
		-----------------------------------------------------------------
Bal at Dec
31, 2006      415,178      415  38,436,125 (7,633,750) (38,064,384)  (7,261,594)
Shares Issued
For Services   63,021       63     528,285   (387,500)        -         140,848
Shares Issued
for Debt
Conversion    350,000      350     349,650        -           -         350,000
Amortization
of Beneficial
Conversion
Feature           -         -    1,066,657                            1,066,657
Amortization
of shares
issued for
services                                    8,021,250                 8,021,250
Shares Issued
for
Properties    500,000      500   4,999,500                            5,000,000
Net loss    				              (15,007,117) (15,007,117)
		-----------------------------------------------------------------
Bal at Dec
31, 2007    1,328,198    1,328  45,380,217            (53,071,501)  (7,689,956)
Amortization
of Beneficial
Conversion
Feature                             32,335                               32,335
Cancellation
and
Amortization
of Shares        (919)      (1)          1
Issuance of
Shares for
Cash           10,000       10      19,990                               20,000
Shares Issued
for Debt
Conversion    990,000      990      98,010                               99,000
Purchase of
Subsidiary
with Stock 10,000,000   10,000    2,490,00                            2,500,000
Issuance of
Stock for
Services      270,000      270     128,230                              128,500
Net Income 						 3,559,617    3,559,617
 		-----------------------------------------------------------------
Bal at Dec
31, 2008  12,597,279   12,597  48,148,783         -   (49,511,884) (1,350,504)


								    Additional
			      Common Stock	 Preferred Stock      Paid-in
 		     	   Shares      Par      Shares       Par      Capital

Bal at Dec 31, 2008	12,597,279    12,597 			     48,148,783

Issuance of Shares
for Assets		 2,150,000     2,150				522,850
Issuance of common
stock for cash		 2,155,000     2,155				132,095
Issuance of preferred
stock for services			        999,999     1,000
Cancellation of
common stock
previously issued	   (10,000)	 (10)				     10
Issuance of common
stock for services	 8,855,000     8,855			      2,340,695
Common stock
subscribed								 12,590
Net Loss
		        -------------------------------------------------------
Bal at Sept.30, 2009    25,747,279    25,747    999,999     1,000    51,157,023


			  			    Deficit
					           Accumulated
					Common 	   During the
			  Prepaid	Stock	   Development
			 Consulting   Subscribed     Stage	    Totals

Bal at Dec 31, 2008	       -	   -	  (49,511,884)    (1,350,504)

Issuance of Shares
for Assets		       -           -             -           525,000
Issuance of common
stock for cash		       -           -             -           134,250
Issuance of preferred
stock for services             -           -             -             1,000
Cancellation of
common stock
previously issued              -           -             -               -
Issuance of common
stock for services             -           -             -         2,349,550
Common stock
subscribed                     -           110           -            12,700
Net Loss			                   (2,762,871)    (2,762,871)
			  --------------------------------------------------
Bal at Sept.30, 2009           -           110    (52,274,755)    (1,090,875)





See accompanying summary of accounting policies and notes to consolidated financial statements.


CANNABIS SCIENCE, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2009 and 2008
And the Cumulative Period from January 27, 2005 (inception) to
September 30, 2009
(Unaudited)


								Period from
							     January 27, 2005
				       Nine Months Ended      (inception) to
				         September 30, 	       September 30,
				       2009         2008            2009

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)             $   (2,762,871)    3,525,44      (52,274,755)

Adjustments to reconcile
net income (loss) to cash
(used in) operating activities:
 Depreciation and Depletion              300        2,238           15,815
 Impairment Expense                      -            -          7,576,667
 Amortization Expense                    -         32,335        9,120,242
 Stock Issued for Services         2,350,550          -         32,493,848
 Stock to be Issued                      -            -            120,500
Change in assets and liabilities:
 Increase (Decrease) in Inventory        -            -            (29,102)
 Increase (Decrease) in Shares
 to be Issued				 -     (4,879,500)             -
 (Increase) Decrease in
 Accounts Receivable                     -        (81,962)          (2,087)
 (Increase) Decrease in
 Other Assets                         (5,420)     (81,256)          (5,420)
 Increase (Decrease) in
 Other Liabilities                    58,977       53,615          195,324
 Increase (Decrease) in
 Accounts Payable                     53,601       35,778        1,548,565
 Increase (Decrease) in
 Accrued Expenses                    116,499   (1,284,331)        (892,142)
				  ----------------------------------------
CASH FLOWS (USED IN) OPERATING
ACTIVITIES			    (188,364)  (2,677,637)      (2,132,545)
				  ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Lease            -            -            (30,000)
Purchase of Property and Equipment    (1,956)     (16,472)         (44,846)
				  ----------------------------------------
CASH FLOWS USED IN
INVESTING ACTIVITIES	              (1,956)     (16,472)         (74,846)
				  ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale
of Common Stock                      134,250          -            154,250
Proceeds from Convertible
Note - Related Party                     -         99,000        1,050,342
Stock Issued for Oil and Gas Lease       -      2,400,000              -
Proceeds from Sale of Common
Stock Subscriptions                   12,700          -             12,700
Advances from Related Party           45,438       20,000           45,438
Repayments to Related Party              -        (77,444)         (61,688)
Loan Payable to Affiliates             3,031      248,856        1,012,028
				  ----------------------------------------
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES                 195,419    2,690,412        2,213,070
				  ----------------------------------------

NET INCREASE (DECREASE) IN CASH        5,099       (3,679)           5,679

Cash, beginning of period                580        4,769              -
 				  ----------------------------------------
Cash, end of period             $      5,679        1,072            5,679
				  ----------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock
for services                    $  2,349,550          -         11,986,430
Issuance of common stock
for assets                           525,000          -            525,000
Issuance of preferred stock
for services                           1,000          -              1,000
Related party note payable               -            -            250,000
Net liabilities assumed
with recapitalization                    -            -            200,000
Divestiture of subsidiary
to related party                         -            -            200,000
Issuance of common stock for debt        -         99,000        1,100,000
Issuance of common stock for
oil & gas leases                         -      2,500,000          907,200



See accompanying summary of accounting policies and notes to consolidated financial statements.


CANNABIS SCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009


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

In August 2008, the Company granted South Beach a security interest in its Curado shares and the Curado assets, in exchange for concessions from South Beach regarding further cash advances and future stock conversions. This transaction was contemplated and further consummated by the Company due to declining oil prices throughout 3Q 2008 and increased operating costs, which made continued oil and gas operations on the Leases unprofitable. The
Company was also continually drawing down on its Line of Credit Agreement with South Beach that created unsustainable working capital pressure.



On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam "M" oil and gas lease in Throckmorton
Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit. In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado. South
Beach then made claim against Curado under the guarantee agreement and then exercised its rights under the collateral agreement. As a result, the Company's 4Q 2008, financial statements reflected the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development
Stage Company seeking a new business partner or acquisition. A Form 8-K reflecting this transaction was timely filed.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements for the interim periods in 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations, equity and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form
10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending
December 31, 2009.

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

In preparing the accompanying unaudited
consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009, up until the issuance of the consolidated financial statements, which occurred on November 16, 2009.

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

Recently Issued Accounting Pronouncements:

The Company  does not
expect the adoption of recently issued acco unting pronouncements to have a significant impact on the
Company's consolidated results of operations, financial position or cash flow.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Long Lived Assets:

Under ASC 205.2, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.
ASC 205.2 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.


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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam
"M" oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit. In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory
Note or the assets of Curado. As a result, the Company's 4Q 2007, financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition. A Form 8-K reflecting this transaction was timely filed.

Fair Value of Financial Instruments:

Under ASC 820, the Company discloses the estimated fair values of financial instruments.
The carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock-Based Compensation:

Under  ASC 718, ''Compensation-Stock
Compensation'', the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company has adopted ASC 718 (SFAS
123R) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.



Income Taxes:

Under ASC 740, "Income Tax", the Company in required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Earnings per Share (Loss):

Under ASC 260, "Earnings Per Share" ("EPS"), the
Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.
For the three month period ended September 30, 2009, basic and diluted earnings per share is the same ($0.00) since the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three month period ended
September 30, 2009, basic and diluted loss per share are $.04. For the nine month period ended
September 30, 2009, basic and diluted loss per share are $.16.

Comprehensive Income:

Under ASC 220, "Comprehensive Income", the
Company is required to report and display its comprehensive income and components in a full set of general purpose financial statements. For the quarters ended September 30, 2009 and 2008, the Company had no items of other comprehensive income. Therefore, the net loss equals the comprehensive loss for the periods then ended.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.
The Company reported a cumulative deficit of $52,274,755 and had a stockholders' deficit of $1,090,875 at September 30, 2009. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2008 Form 10-K.


NOTE 3 - FIXED ASSETS

Fixed assets at September 30, 2009 and December
31, 2008 are as follows:

					September 30,  December 31,
			                   2009          2008

Equipment                       $          4,956         2,000
Less: Accumulated Depreciation              (733)         (433)
					----------------------
Total Fixed Assets              $          4,223         1,567
 				 	----------------------

Depreciation expense for the three month periods ended September 30, 2009 and 2008 was $100 and $100 respectively.

The Company acquired Cannex's website, which has an estimated value of $1,000 based on the original cost of the asset.


NOTE 4 - INCOME TAXES

Under ASC 740 ("Income Taxes"), the Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The following table sets forth the significant components of the net deferred tax assets as of September 30, 2009:



						September 30,   December 31,
					            2009           2008

Net operating loss carry forward           $    52,273,755     49,511,884
					        -------------------------
Total deferred tax assets                       17,364,834     16,440,389
Less: valuation allowance                      (17,364,834)   (16,440,389)
						-------------------------
Net deferred tax assets                    $          -             -
 						-------------------------



NOTE 5 - LOAN FROM AFFILIATE

On January 11, 2007 the Company entered into an agreement with Camden Holdings, Inc., also an affiliate of the Company, wherein the Company memorialized its obligation to pay Camden Holdings, Inc $650,000 by December 31, 2007 for monies owed to Camden. The Company also gave Camden the right to convert all or part of this debt into shares of the Company's common stock at $.01 per share. The
Company recorded a beneficial conversion of $650,000 on the note which is being amortized over the life of the note. During the three month period ended March 31, 2007, the Company amortized
$162,500 of this unamortized discount as interest expense. The Company recorded an interest payable of $58,977 for the nine month period ended
September 30, 2009.




On March 25, 2009, Summitt Oil & Gas, Inc. and
Melissa 364 CR, Ltd. entered into a purchase and sale agreement by which Summitt assigned its rights with respect to debt of $814,742 plus accrued interest, and sold 400,000 shares of restricted stock.

NOTE 6 - EQUITY TRANSACTIONS

The Company is authorized to issue 30,000,000
shares of common shares with a par value of $.001 per share. These shares have full voting rights. There were 25,747,279 and 12,597,279 issued and outstanding as of September 30, 2009 and December 31, 2008.

The Company is also authorized to issue 1,000,000 shares of preferred stock. A certificate designating 1,000,000 Series A preferred shares and assigning rights was filed with the State of Nevada. As of September 30, 2009, 999,999 shares were issued and outstanding. The issuances, valued at $1,000, were made in consideration of services provided to the Company. Each Series A preferred share entitles the holder to 1,000 votes, has $.001 par value, and is not convertible into common stock of the Company.


A.Issuance of Common Stock

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

On May 28, 2009, the Board of Directors of the
Company authorized and approved adoption of a 2009
Stock Compensation Plan. The plan is authorized to issue 6,500,000 common shares. The purposes of this Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company (ii) provide incentives to employees, officers, and management of the Company,
(iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company, and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the issuance of shares of the Company's Common Stock.
The Company has issued 6,480,000 common shares under the terms of the plan to advisors and consultants of the Company.

On June 11, 15, and 18th of 2009, the Company issued a total of 975,000, section 144-restricted, common shares for investor relations services. The shares carry section 144-restrictive legends.



B.Warrants

No warrants were granted during the nine-month period ended September 30, 2009.

The weighted average remaining contractual life of warrants outstanding is 0.25 years at September 30, 2009.

  Outstanding Warrants			         Exercisable Warrants
Range of    	 	 Average Remaining      Average Intrinsic
Exercise Prise	Number	 Contractual Life           Value	     Number

 $67.00         18,000        0.25                   -               18,000



The current Exercise Price of $67.00 per share reflects the impact of the two 1:10 stock splits. Prior to the splits the Exercise price was $0.67 per share.

The Company estimated the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing mode.

The weighted-average assumptions used in estimating the fair value of warrants outstanding as of September 30, 2009, along with the weighted-average grant date fair values, were as follows.


					2009

 Expected volatility                    80.0%
 Expected life in years                5 years
 Risk free interest rate                5.07%
 Dividend yield                          0%



C. Employee Options

On April 3, 2006, the Board of Directors of the
Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the
"Plan"). The Plan is administered by the duly appointed compensation committee. The Plan is authorized to grant stock options of up to 25,000,000 shares of the Company's common stock. At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired. As of September 30, 2009, no options to purchase the Company's common stock have been granted under the Plan. There were no options outstanding at September 30, 2009.

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



On June 6, 2008, the Company entered into a Stock
Purchase Agreement ("SPA") with South Beach Live,
Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation ("Curado"). Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.
The Company has agreed to issue South Beach a promissory note for $250,000, payable in 1 year at 10% interest. The Company will close the SPA at the same time it closes the Agreement. The Fair Market
Value ("FMV") of the net assets of Curado at the time of the transaction was $157,040. This generated an amount of Goodwill of $92,960 which is reflected in the consolidated financial statements. At the time of the transaction, Michele Sheriff, who was a director and Secretary of the Company, was also an officer and the sole director of South Beach.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A.Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations. (See
Note 12)

B.Operating Leases

The Company has a transitional corporate address at 6946 N Academy Blvd, Suite B #254 Colorado Springs CO
80918. This address is being used while the Company completes negotiations for the corporate headquarters and research lab of choice, in Colorado Springs, CO.

C.Liabilities

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

Included in "Accounts payable" on the consolidated balance sheet at September 30, 2009 and December 31,
2008, the Company has payables totaling $250,000 to two former directors and one attorney that were incurred in 2006 and 2005, respectively.



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

Included in "Accounts payable" on the consolidated balance sheet at September 30, 2009 and December 31,
2008, the Company also has payables totaling $70,000 to various vendors incurred in 2005 through 2007.



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




There is approximately $28,000 of
other smaller and aged payables that
the Company will also write-off in
future periods using the applicable
statute of limitations as a guide.

NOTE 9 - EXTINGUISHMENT OF DEBT

On March 21, 2008 the Board of Directors determined that it was in the best interest of the Company and its shareholders to void the contracts of two former directors and extinguish the associated liability and related accrued payroll taxes. The contracts originated in 2006 and called for the issuance of restricted common stock in the amount of $5,000,000. During 2006 a liability for $5,000,000 and $1,285,651 of related accrued payroll taxes was recorded. Accordingly, during the nine months ended
September 30, 2009, management has recorded a nonrecurring gain in the amount of $6,285,651 relating to the extinguishment of the aforementioned liabilities.

NOTE 10 - ASSET VALUATION

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, a California limited liability company, and its principal, to acquire all of their interest in certain assets used to conduct a cannabis research and development business. The asset appraisal to determine the value to be assigned to the assets included in the transaction is planned to be conducted by the end of the first quarter of 2010 and therefore will require amended disclosure pertaining to the assets of the Company. The transaction, where 2,100,000 shares were exchanged by the Company, was valued at $525,000 based on the price of the stock on March 30, 2009.

NOTE 11 - INTELLECTUAL PROPERTY

Intellectual property ("IP") of $524,000 is a result of the transaction referenced in both Note 3 and Note
10 with Cannex Thereapeutics, LLC,
("Cannex"). Identified and estimated assets at the time of this filing was $1,000 for the Company website and the balance was allocated to goodwill. Once the asset valuation referenced in
Note 10 is completed it is more than likely that this balance will be adjusted.

NOTE 12 --SUBSEQUENT EVENTS

On November 11, 2009, the Company signed a Settlement
Agreement with K & D Equity Investments, Inc. ("K &
D"), which settled the legal claim K & D made against the Company for breach of the non-dilution provision of the Asset Purchase Agreement that provided additional shares to K & D in the event the Company sold shares below the price of $1.00 per share in the twelve month period subsequent to the signing of the Asset Purchase Agreement. Under the terms of the Settlement Agreement (filed as an exhibit to this 10-
Q), the Company issued 900,000 shares of common stock valued at $468,000 based on the average closing price of its stock on November 11, 2009.


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

General

In Q4 of 2008, the Company terminated all its oil and gas operations and relinquished all its rights to oil and gas leases and working interests in oil and gas wells in exchange for a release of debt. In Q1 of 2008, the Company acquired all of the assets of Cannex Therapeutics, LLC from Cannex and Steven W.
Kubby, and committed to the research and development of cannabis based medical products. The Company owns intellectual property related to a whole cannabis extract lozenge, which has demonstrated some efficacy in non-blind informal testing. Other research indictates that cannabis extracts available in non-smoked forms, including lozenges and topical creams, may have medicinal uses in treating a variety of diseases, the symptoms of those diseases, and for analgesic purposes.

The Company is committed to research and development of cannabis extract medicines ("product") and intends to pursue Independent New Drug certification, possibly under the Orphan Drug Act, for such treatments but faces two significant challenges in accomplishing this business objective, namely financing and government regulation.

The Company is undercapitalized, and will be reliant on outside financing from sales of securities or issuance of debt instruments. Management expects many traditional lenders will be reluctant to provide the Company with capital in light of its financial condition and the nature of its expected business; so that any financing activities will likely be expensive and result in dilution to shareholders of the Company. In this regard, it should be noted that the Asset Acquisition Agreement among Cannex, the
Company and K & D Equity Investments, Inc. contains non-dilution provisions that provided additional shares to K & D in the event our shares are sold privately for less than $1.00 per share. The Company can make no representation that financing for its business will be available, regardless of cost.

Furthermore, although cannabis has been used for medicinal purposes for over 5,000 years, there is a significant prejudice against development of smoked cannabis medical products amongst the medical and law enforcement communities. In spite of recent statements by the current administration that indicate a softening of these views, marijuana is still classified as a controlled substance. The
Company can provide no assurances that it can develop and market its intended product, or how long government approval, if obtained, will take.

On April 27, 2009 Cannabis Science Inc. Reports on
Prospective Life Saving Treatments for H1N1 Swine Flu and H5N1 Bird Flu in View of the Current Global
Threat. The Company's non-toxic lozenge has properties that could alleviate many of the symptoms and harmful effects of the H5N1 bird flu and H1N1 swine flu viruses.

On June 9, 2009 the Company announces it has received
U.S.  Federal Government CAGE/NCAGE Code
Certification; CAGE/NCAGE Code: 5FZM9 was obtained through Central Contracting Registration (CCR). The
CCR is the primary vendor database for the U.S.
Federal Government and is used as a government tool for the Department of Homeland Security, Department of Defense, NATO and NASA Agencies. Specifically the
Company received U.S. Federal Government
Classification for North American Industry
Classification System (NAICS) 541711 - Research and
Development in Biotechnology, 621511 - Medical
Laboratories, 624230 - Emergency and Other Relief
Services. The Company has also received U.S.
Government Classification for Standard Industrial
Classification (SIC) for 8731 - Commercial Physical and Biological Research, enabling it to receive government notifications and requests for services under these classifications. With the Special Board
Resolution held on July 9, 2009 it was resolved with the majority of the board of directors calling to immediately remove and terminate all corporate officer contracts with its President and CEO, Mr.
Steven W. Kubby, who had failed to conduct his duty in the manner that is in compliance with his fiduciary duties to preserve shareholders value and corporate integrity. It has resolved that Dr. Robert
Melamede remains as a Director and has been appointed to the positions of President, CEO and Secretary effective immediately and continue the term until the next annual general meeting. With the Special Board
Meeting held on July 10, 2009, the Board has received and has accepted the resignation of Steven W. Kubby as a member of the Board of Directors. July 20, 2009 the Company announced it is moving forward with its preparations for a pre-IND meeting with the FDA, which will provide guidance on the manufacturing, non-clinical, and clinical development program for Cannabis Science Drugs. As well the Company reports intentions to move corporate headquarters to Colorado
Springs, Colorado. The Company has since moved its Corporate Headquarters to Colorado Springs, CO.

The Company, on July 27, 2009, announced intentions to apply to the FDA to utilize their Fast Track
Procedures to help speed the approval of its Cannabinoid medicines in treatment of H1N1 Swine Flu.
In conjunction with its recent re-organization, the company has begun discussions with the FDA as its program moves forward to provide FDA approved solutions for several critical illnesses. On August
6, 2009 the Company announced the creation of a Scientific Advisory Board and that Dr. Mitch
Earleywine has accepted its invitation to become the first member of its newly formed Scientific Advisory
Board.  Dr. Earleywine is an Associate Professor of
Psychology at the State University of New York (SUNY) at Albany. He has received numerous awards for his excellence in teaching and research. Dr. Earleywine has extensive experience in the areas of drug and alcohol abuse, and has published 89 peer reviewed scientific articles, many of which examine marijuana use. Additionally, Dr. Earleywine has authored 5 books including "The Parents Guide to Marijuana." He has professional affiliations with the Association for the Advancement of Behavior Therapy, the Research
Society on Alcoholism Member; Dr. Earleywine is on the Advisory Board of the National Organization for the Reform of Marijuana Law (NORML) and is on the Executive Board of the Marijuana Policy Project
(MPP).

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

The Company's goal is not the legalization of
marijuana, but instead the development of FDA-
approved and legal non-smoked cannabis-based
medicines.   The Company faces not only the
challenges of other business at an early stage of development, but special problems arising from the nature of its own business. Notwithstanding, shareholders and prospective shareholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.


RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2009

The quarter ended September 30, 2009. Any reference to the end of the fiscal quarter refers to the end of the third calendar quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended
September 30, 2009, was $0 compared to $153,135 for
the period ended September 30, 2008.   The decrease
is attributed to the oil properties acquired in 2007 and Curado Energy Resources, Inc., ("Curado") acquired in June 2008, which were disposed of in October 2008.




GROSS PROFIT. Gross profit for the three months ended September 30, 2009, was $nil compared to $153,135 for the period ended September 30, 2008.
The decrease in gross profit is due to the disposition of lease properties and Curado Energy
Resources, as mentioned above, and the associated lost revenue with these operations.

OPERATING EXPENSES. Total operating expenses, net of depreciation expense of $100 and $100, respectively, for the three months ended September
30, 2009 and 2008, were $930,135 compared to expenses for the period ended September 30, 2008 of $177,350. 2008 expenses include a one-time nonrecurring gain of $6,285,651 due to the voiding of former director contracts. The increase is due to professional fees of $839,461; offset by reduced
Other G&A of $86,676 as there were no oil related contract services and associated expenses in 2009.
It is anticipated the G&A costs will increase in future periods as the Company sets up its administration in support of R&D efforts.

NET INCOME (LOSS). Operating income for the three months ended September 30, 2009 was ($930,235) compared to ($24,315) for the period ended September
30, 2008. Net operating income for 2009 was impacted by increased professional fees associated with the issuance of common stock for services, along with revenue impacts previously discusses (see REVENUE).

Employees

As of September 30, 2009, the Company had two employees: its President/CEO and CFO.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

Not applicable.


ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of
September 30, 2009. This evaluation was accomplished under the supervision and with the participation of the Company's chief executive officer / principal executive officer, and chief financial officer / principal financial officer whom concluded that the Company's existing disclosure controls and procedures are not effective to ensure that all material information required to be filed in this quarterly
Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and
Chief Financial Officer as of September 30, 2009 and as of the date of this Report, have concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in the Company's internal controls:


- Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.


-Lack of sufficient accounting staff, which results in incomplete segregation of duties necessary for a good system of internal controls.



In order to remedy the Company's existing internal control deficiencies, as finances permit, it will hire additional accounting staff and implement further policies and procedures to address segregation of duties.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.














PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company became aware of a potential lawsuit that was initiated by K & D Equity Investments, Inc. ("K &
D"), a shareholder of the Company and a party to the Asset Purchase Agreement that the Company entered into and disclosed on a Form 8-K filed with the SEC on April 7, 2009 (the "Asset Purchase Agreement"). K
& D filed suit against Cannex Therapeutics, LLC, another party to the Asset Purchase Agreement, two of our directors and our transfer agent. K & D is alleging fraud, breach of contract and is seeking rescission of the Asset Purchase Agreement. On
November 11, 2009, the Company signed a Settlement
Agreement with K & D, which settled the legal claim K
& D made against the Company for breach of the non-dilution provision of the Asset Purchase Agreement that provided additional shares to K & D in the event the Company sold shares below the price of $1.00 per share in the twelve month period subsequent to the signing of the Asset Purchase Agreement. Under the terms of the Settlement Agreement (filed as an exhibit to this 10-Q), the Company issued 900,000 shares of common stock valued at $468,000 based on the average closing price of its stock on November
11, 2009.

Item 1A. RISK FACTORS.

Not applicable.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS.

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended September 30, 2009:

On August 26, 2009, the Company approved the private placement of 2,005,000 shares of common stock, at a price of $0.05 per share, for proceeds of $100,250.

On September 8, 2009, the Company approved the private placement of 260,000 shares of common stock, at a price of $0.17 per share, for proceeds of $44,200.

The proceeds from the private placements will be used for general working capital.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.


ITEM 5.  OTHER INFORMATION.

On November 11, 2009, the Company signed a Settlement
Agreement with K & D Equity Investments, Inc, which resulted in the issuance of 900,000 shares of common stock valued at $468,000. (see Item 1. Legal
Proceedings)


ITEM 6.  EXHIBITS.

The following exhibits are filed with the Form 10-Q:

Exhibit Number / Name of Exhibit

4.1        Certificate of Designation - Series A
Preferred shares.

10.1      Settlement Agreement.

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


SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CANNABIS SCIENCE, INC.
	(Registrant)

Date: November 19, 2009
By:
/s/ Dr. Robert Melamede


Dr. Robert Melamede
President and Chief Executive Officer


Date: November 19, 2009
By:
/s/ Richard Cowan


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

Date: November 19, 2009

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

Date: November 19, 2009

/s/ Richard Cowan
Richard Cowan
Chief Financial Officer


 EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of CANNABIS SCIENCE, INC.
(the "Company") on Form 10-Q for the period ended September 30,
2009 as filed with the Securities and Exchange Commission (the
"Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  November 19, 2009

/s/ Dr. Robert Melamede

Name: Dr. Robert Melamede

Title:  Chief Executive Officer



Dated:  November 19, 2009

/s/ Richard Cowan

Name: Richard Cowan
Title:  Chief Financial Officer