Form 10-Q/A
period 2009-03-31
CANNABIS SCIENCE, INC.
filed 2010-03-18
CIK 1024626

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

COMMISSION FILE NUMBER 000-28911

CANNABIS SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6946 N Academy Blvd, Suite B #254 Colorado Springs CO
80918
(Address of principal executive offices)	(Zip code)

(888) 889-0888

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2009, the Issuer had 14,687,279 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Amended Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, which the Registrant previously filed with the Securities and Exchange Commission on May 15, 2009 (the “Original Filing”).  The Registrant is filing this Amendment to include corrected certifications worded exactly as required by Regulation S-K Item 601(b)(31).  Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE, INC.

Date: March 17, 2010	By: /s/ Dr. Robert Melamede
Dr. Robert Melamede
Chief Executive Officer, Director

Date: March 17, 2010	By: /s/ Richard Cowen
Richard Cowen
Chief Financial Officer, Director