Form 10-Q/A
period 2009-06-30
CANNABIS SCIENCE, INC.
filed 2010-03-18
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, which the Registrant previously filed with the Securities and Exchange Commission on August 21, 2009 (the “Amended Filing”).  The Registrant is filing this Amendment to include corrected certifications worded exactly as required by Regulation S-K Item 601(b)(31).  Except as set forth above, the Amended Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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