Form 10-K
period 2009-12-31
CANNABIS SCIENCE, INC.
filed 2010-05-05
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-28911

CANNABIS SCIENCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

6946 N Academy Blvd, Suite B #254 Colorado Springs, CO 80918	(888) 889-0888
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑

As of June 30, 2009, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,130,881.90 based on the closing sale price of $0.19 per share on that date.

Number of common shares outstanding at April 29, 2010:  33,820,574

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Cannabis Science" mean Cannabis Science, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Cannabis Science, Inc. (formerly Gulf Onshore, Inc.)  (“We”, “us” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology.  On January 14, 2000, the Company filed its Form 10SB12G.  In 2002, the Company ceased its medical technology business following the death of Magkelate’s inventor.  The Company conducted no substantial business until 2005.

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

On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On June 6, 2008, the Company entered into an Asset Acquisition Agreement with K & D to acquire additional leases (the “Leases”) in exchange for common stock and a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”).  Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.  The Company acquired the Leases into Curado, in exchange for shares issued to K & D.  The Company issued South Beach a promissory note for $250,000, payable in 1 year at 10% interest, which was guaranteed by Curado.  The Company the operations of Curado commencing in 3Q 2008.

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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  South Beach then made claim against Curado under the guarantee agreement and then exercised its rights under the collateral agreement.  As a result, the Company’s 4Q 2008, financial statements reflected the foreclosure of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’s and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.  A Form 8-K reflecting this transaction was timely filed.  Please see Note 1 to the financial statements.

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

The Company is in the development stage as defined in ASC 915.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  PROPERTIES

We currently lease an office at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, from a related party on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of May 4, 2010, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “CBIS.OB”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2008	HIGH	LOW
Quarter Ending March 31, 2008	7.40	0.90
Quarter Ending June 30, 2008	2.50	0.25
Quarter Ending September 30, 2008	2.10	0.22

Quarter Ending December 31, 2008	0.30	0.09

Fiscal Year Ending December 2009	HIGH	LOW
Quarter Ending March 31, 2009	0.70	0.06
Quarter Ending June 30, 2009	1.50	0.10
Quarter Ending September 30, 2009	1.44	0.07
Quarter Ending December 31, 2009	0.57	0.43

Holders

As of December 31, 2009, there were 225 shareholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of shareholders in brokerage accounts.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.  We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we sold the following shares in unregistered offerings:

On August 27, 2009, the Company issued 2,005,000 common shares through private placements at $0.05 per share.

On October 8, 2009, the Company issued 60,000 common shares through a private placement at $0.17.

On December 14, 2009, the Company issued 100,000 common shares through a private placement at $0.20.

On December 10, 2009, the Company issued 37,495 common shares through private placements at $0.15.

A total of 120,000 common shares, representing proceeds of $30,000, remains in common shares subscribed but not yet issued at December 31, 2009.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

On March 25, 2009 Summitt Oil & Gas, Inc. (“Summitt”) and 364 Melissa, Ltd. (“Melissa”) entered into a purchase and sale agreement whereas Summitt agreed to assign  its rights with respect to debt of $814,742 plus accrued interest and to sell 400,000 shares of restricted stock for a total of $50,000.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, further advances of $164,742 (total $814,742) and accrued interest of $136,346.

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

On November 6, 2009, the Company entered into debt settlement agreements with several parties as follows:

-

Chipmunk Enterprises, LLC to settle $66,000 in debt for 660,000 shares of common stock at a deemed price of $0.10.

-

South Beach Live, Inc. to settle $70,000 in debt for 1,000,000 shares of common stock at a deemed price of $0.07.

-

South Beach Live, Inc. to settle $12,000 in debt for 120,000 shares of common stock at a deemed price of $0.10.

-

CMF Investments Inc. to settle $70,000 in debt for 1,000,000 shares of common stock at a deemed price of $0.07.

All relating shares were issued to settle the aforementioned debt.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Recent Developments

On April 27, 2009 Cannabis Science Inc. Reports on Prospective Life Saving Treatments for H1N1 Swine Flu and H5N1 Bird Flu in View of the Current Global Threat.  The Company's non-toxic lozenge has properties that could alleviate many of the symptoms and harmful effects of the H5N1 bird flu and H1N1 swine flu viruses.

On June 9, 2009 the Company announced it had received U.S.  Federal Government CAGE/NCAGE Code Certification; CAGE/NCAGE Code: 5FZM9 was obtained through Central Contracting Registration (CCR).  The CCR is the primary vendor database for the U.S. Federal Government and is used as a government tool for the Department of Homeland Security, Department of Defense, NATO and NASA Agencies.  Specifically the Company received U.S. Federal Government Classification for North American Industry Classification System (NAICS) 541711 - Research and Development in Biotechnology, 621511 – Medical Laboratories, 624230 - Emergency and Other Relief Services.  The Company has also received U.S. Government Classification for Standard Industrial Classification (SIC) for 8731 - Commercial Physical and Biological Research, enabling it to receive government notifications and requests for services under these classifications.

On July 20, 2009 the Company announced it is moving forward with its preparations for a pre-IND meeting with the FDA, which will provide guidance on the manufacturing, non-clinical, and clinical development program for Cannabis Science Drugs.  As well the Company reports intentions to move corporate headquarters to Colorado Springs, Colorado.  The Company has since moved its Corporate Headquarters to Colorado Springs, CO.

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

Earleywine has accepted its invitation to become the first member of its newly formed Scientific Advisory Board.  Dr. Earleywine is an Associate Professor of Psychology at the State University of New York (SUNY) at Albany.  He has received numerous awards for his excellence in teaching and research.  Dr. Earleywine has extensive experience in the areas of drug and alcohol abuse, and has published 89 peer reviewed scientific articles, many of which examine marijuana use.  Additionally, Dr. Earleywine has authored 5 books including "The Parents Guide to Marijuana.”  He has professional affiliations with the Association for the Advancement of Behavior Therapy, the Research Society on Alcoholism Member; Dr. Earleywine is on the Advisory Board of the National Organization for the Reform of Marijuana Law (NORML) and is on the Executive Board of the Marijuana Policy Project (MPP).

On August 12, 2009 the company announced that it had completed its review of the FDA licensing requirements and had made key progress with mapping out its initial cannabis drug medicines for FDA clinical trials.  The Company has determined it will have more than one product in clinical testing and trials at the same time.  This news came following the identification of two distinct parallel paths in developing pharmaceutical products for FDA approval.  The first being the highly publicized H1N1 Swine flu and the deadly H1N5 Avian flu, and the second being a newly formed initiative for Veterans who suffer from Post Traumatic Stress Disorder (PTSD).  Together with these initiatives, Cannabis Science is laying a solid foundation for entrance into the FDA and other government regulatory agencies for developing medicines for Influenza, PTSD and other ailments.

The Company's goal is not the legalization of marijuana, but instead the development of FDA-approved and legal non-smoked cannabis-based medicines.  The Company faces not only the challenges of other business at an early stage of development, but special problems arising from the nature of its own business.  Notwithstanding, shareholders and prospective shareholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

Results of Operations

Limited Revenues

Since our inception on January 27, 2005 to December 31, 2009, we have earned limited revenues of $12,239.  During the fiscal year ended December 31, 2009 we did not generate any revenues.  As of December 31, 2009, we had an accumulated deficit of $54,043,945.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss from continuing operations of $54,043,945 since January 27, 2005 (date of inception) to December 31, 2009.  Our net loss decreased, from $5,160,690 for the fiscal year ended December 31, 2008 to $4,532,061 for the fiscal year ended December 31, 2009, a decrease of $628,629.  For the fiscal year ended December 31, 2009, our net loss per share was $0.22, compared to net income of $0.60 per share for the same period in 2008.

Expenses

Our total expenses from January 27, 2005 (date of inception) to December 31, 2009 were $50,411,206 and consisted of $1,059,290 in investor relations, $32,515,832 in professional fees, $160,417 in technology license royalties, $5,089,811 in impairment of oil and gas well lease, $5,041,813 in net gain on settlement of liabilities, $31,930 in depreciation and amortization and $16,595,739 in general and administrative fees.  Total expenses increased $10,512,451 to $4,453,287 for the fiscal year ended December 31, 2009 from a negative expense of $6,059,164 for the same period in 2008.

Our investor relations expenses increased $1,059,290 to $1,059,290 for the fiscal year ended December 31, 2009 from $nil for the same period in 2008.  This was due to our engagement of various investor relations professionals.

Our professional fees increased $873,211 to $1,021,531 for the fiscal year ended December 31, 2009 from $148,320 for the same period in 2008 mostly due to an increase in our operations.  Our professional fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses increased by $803,531 from $78,167 for the fiscal year ended December 31, 2008 to $881,698 for the same period ended December 31, 2009.  The increase in general and administrative expenses was mainly due to an increase in our day to day operating activities.  Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months.  As of December 31, 2009, our current assets totaled $243 which was comprised entirely of cash and cash equivalents.  As of December 31, 2009, we had $94,948 in intangible assets, net of accumulated amortization and $2,645 in property and equipment, net of accumulated depreciation.  As of December 31, 2009 we had a working capital deficit of $1,113,033.

Our net loss of $54,043,945 from January 27, 2005 (date of inception) to December 31, 2009 was mostly funded by our equity financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2009 our cash position slightly decreased by $337.

During the fiscal year ended December 31, 2009, we received net cash of $258,544 from financing activities compared to $65,392 for the same period in 2008.  We used net cash of $256,925 in operating activities compared to $69,581 for the same period in 2008.  We used net cash of $1,956 in investing activities compared to $nil for the same period in 2008.

We are currently not in good short-term financial standing.  We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

Business Development

Our business and product development will follow two parallel paths.  We will create cannabis pharmaceuticals with and without psychoactive properties.  Both of these lines will have numerous proven health benefits for treating illnesses and for general health maintenance.

We are positioned to pursue the development of blood pressure and cancer medications.  The endocannabinoid system normally regulates blood pressure through its capacity to dilate blood vessels and reduce adrenergic stimuli.  Additionally, there is a developing body of evidence that shows both the tumor killing properties of endo- and phyto- cannabinoids, and their ability to inhibit metastasis in a variety of cancers.

The Company is working with regulatory authorities on phytocannabinoid science developing cannabis-based therapeutics that will holistically promote health by restoring biochemical balance.  By adhering to underlying scientific principles, the Company will manipulate all-pervasive phytocannabinoid processes to target a variety of disparate illnesses.

Cannabis Science is also positioning to explore insights that indicate an intrinsic link between novel cancer and HIV technologies and the cannabinoid system; with the goal of demonstrating that our pharmaceuticals will enhance biochemical markers that are indicative of a successful HIV therapy based on recent paradigm breaking discoveries.

The Company is currently focused on FDA approval of its first medical cannabis product targeted for veterans.  Many veterans are already using herbal cannabis to self-medicate to relieve the symptoms of PTSD.  Consequently, there is a clear need for standardized, FDA approved, oral cannabis products which can, and should be, provided to veterans and others who can benefit from its use.  Medical cannabis has far fewer and milder side effects than most currently prescribed pharmaceutical products do.  We are working hard to have one or more products ready for FDA clinical trials as soon as possible.

The completion of a 1,300 participant veteran survey regarding PTSD (Post-Traumatic Stress Disorder) was announced on March 1, 2010.  On the survey, veterans reported that cannabis helped with nearly all PTSD symptoms with special emphasis on three important components: sleep disturbance, irritability, and disturbing memories.  These findings are significant given that PTSD is notorious for leading to difficulty falling and staying asleep.  Responded also reported that aggression and disturbing thoughts were also greatly reduced through the use of cannabis.  This survey demonstrates an advantage over conventional pharmaceutical research companies that Cannabis Science enjoys.  As a patient-oriented company we know that real people with real problems are getting real relief from cannabis.  Also, it is important to note that insomnia is a very widespread problem in the general population, especially senior citizens, so the need for cannabis based medicines for sleep is not confined to people with PTSD.  In fact, it is a multi-billion dollar a year market.

On March 8, 2010, the Company signed an agreement with a highly specialized FDA regulatory compliance firm.  The compliance firm will review and prepare technical data for Cannabis Science's FDA Pre-Investigative New Drug (IND) submission package for its Veterans PTSD Project.  The compliance firm will also participate in the Pre-IND meetings for regulatory guidance and interactions with the FDA throughout the approval process.  In addition, the compliance firm will provide high-level expertise in the steps following the IND approvals, including technical and regulatory writing of validation protocols for a comprehensive drug development program.

The Company anticipates having to raise additional capital to fund operations over the next 12 months.  To the extent that it is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional public or private offerings of debt or equity securities.

We currently have two full-time employees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

(formerly GULF ONSHORE, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying balance sheets of Cannabis Science, Inc., (formerly Gulf Onshore, Inc.) (the “Company”) (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period January 27, 2005 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period January 27, 2005 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its presentation for the year ended December 31, 2008 for the foreclosure of the stock of its then wholly owned subsidiary, Curado Energy Resources, Inc., to be reflected as discontinued operations.

/s/ Turner, Stone, & Company, L.L.P.

Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

May 3, 2010

CANNABIS SCIENCE, INC. (formerly GULF ONSHORE, INC.) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS DECEMBER 31, 2009 AND 2008
	December 31, 2009	December 31, 2008
	$	$
ASSETS
Current assets:
Cash	243	580
Total current assets	243	580

Property and equipment, net of accumulated depreciation (Note 8)	2,645	1,567

Intangibles, net of accumulated amortization (Note 9)	94,948	-

TOTAL ASSETS	97,836	2,147

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	412,862	359,179
Accrued expenses	113,914	45,415
Due to related parties	66,500	-
Accrued interest payable to affiliate	-	136,346
Loan payable to officer	10,000	-
Loan payable to affiliate	-	814,742
Convertible note payable to stockholder	510,000	-
Line-of-credit to affiliate	-	(3,031)
Total current liabilities	1,113,276	1,352,651

Stockholders' deficit:

Preferred stock, $.001 par value, 1,000,000 shares authorized, 999,999 shares issued and outstanding at December 31, 2009 and nil at 2008	1,000	-
Common stock, $.001 par value, 250,000,000 shares authorized, 29,744,774 issued and outstanding as of December 31, 2009 and 12,597,279 at December 31, 2008	29,745	12,597

Additional paid-in capital	52,997,760	48,148,783
Deficit accumulated during the development stage	(54,043,945)	(49,511,884)
Total stockholders' deficit	(1,015,440)	(1,350,504)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	97,836	2,147

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly GULF ONSHORE, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2009

			Period from
			January 27, 2005
			(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
	$	$	$
REVENUE	-	-	12,239

OPERATING EXPENSES
Investor relations	1,059,290	-	1,059,290
Professional fees	1,021,531	148,320	32,515,832
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities (Note 5)	1,458,838	(6,285,651)	(5,041,813)
Depreciation and amortization	31,930	-	31,930
General and administrative	881,698	78,167	16,595,739
Total operating expenses	4,453,287	(6,059,164)	50,411,206

NET OPERATING PROFIT (LOSS)	(4,453,287)	6,059,164	(50,398,967)

Other income	88	30,142	30,230
Interest expense, net	(78,862)	(71,486)	(150,348)
Beneficial conversion feature	-	(32,335)	(1,098,992)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,532,061)	5,985,485	(51,618,077)

Income tax provision	-	(2,035,065)	(2,035,065)
Income tax benefit (Note 3)	-	1,210,270	1,210,270
	-	(824,795)	(824,795)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,532,061)	5,160,690	(52,442,872)

Discontinued operations	-	(2,425,868)	(2,425,868)
Income tax benefit	-	824,795	824,795
	-	(1,601,073)	(1,601,073)

NET INCOME (LOSS)	(4,532,061)	3,559,617	(54,043,945)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	(0.22)	0.87
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	-	(0.27)
NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	(0.22)	0.60
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	20,609,930	5,919,245

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (formerly GULF ONSHORE, INC.) Statement of Shareholders' Equity / (Deficit) For the Period from January 27, 2005 (inception) to December 31, 2009

Additional
Common		Preferred	Paid-in		Prepaid	Accumulated
Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)

Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)

Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income	-	-			-	-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Income (loss)	-	-	-	-	-	-	(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945)	(1,015,440)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly GULF ONSHORE, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2009
			Period from
			January 27,
			2005
		December	(inception)
	December	31, 2008 (as	to Dec 31,
	31, 2009	restated)	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(4,532,061)	3,559,617	(54,043,945)
Plus:
Net (income) loss from discontinued operations	-	(1,601,073)	(1,601,073)
Income (loss) from continuing operations	(4,532,061)	5,160,690	(52,442,872)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and depletion	31,930	400	14,455
Impairment on oil lease investments	-	-	5,076,667
Write off oil and gas properties	-	-	-
Stock issued for services	2,517,050	112,420	32,422,567
Gain (loss) on settlement of debt	1,458,838	(5,000,000)	1,458,838
Amortization expense	-	32,335	9,501,495
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	-	11,675	(2,087)
(Increase) decrease in inventory	-	-	(29,102)
Increase in accounts payable	53,683	29,596	1,548,647
Increase (decrease) in accrued expenses	68,499	(1,387,110)	(940,141)
Increase (decrease) in due to related parties	66,500	-	66,500
Increase in accrued interest payable to affiliate	78,636	71,486	214, 982
CASH FLOWS USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(256,925)	(968,508)	(3,110,051)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	898,927	898,927

NET CASH USED IN OPERATING ACTIVITIES	(256,925)	(69,581)	(2,211,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	(1,956)	-	(42,908)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,956)	-	(72,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note – related party	-	-	951,342
Advances from relates parties	58,469	45,392	1,112,858
Proceeds from the sale of common stock and subscriptions	200,075	20,000	220,075
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	258,544	65,392	2,284,275

NET INCREASE (DECREASE) IN CASH	(337)	(4,189)	243
CASH, BEGINNING OF PERIOD	580	4,769	-
CASH, END OF PERIOD	243	580	243

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of common stock for services	2,507,195	-	-
Related party note payable	-	250,000	250,000
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	2,024,000	99,000	1,149,000
Common stock issued for acquiring oil & gas leases	-	2,500,000	7,906,200
Issuance of common stock for assets	126,000	-	-
Issuance of preferred stock for services	1,000	-	-

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly GULF ONSHORE, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

In response to a comment letter received from the Staff of the Securities and Exchange Commission, the Company has treated the disposition of Curado in connection with the Accord and Satisfaction Agreement between the Company and South Beach as a disposition of a subsidiary and has presented Curado’s operations in the financial statements as discontinued operations.

The following tables show the amounts as reported in the statements of operations and cash flows as originally filed compared to the amounts in the restated statements of operations and cash flows.

		December 31,
	December 31, 2008	2008 as reported in
	as restated	original filing	Effect of change
	$	$	$
REVENUE FROM OIL & GAS OPERATIONS	-	447,412	(447,412)
Lease operating expenses	-	230,164	(230,164)

PROFIT FROM OIL & GAS OPERATIONS	-	217,248	(217,248)

OPERATING EXPENSES
Professional fees	148,320	191,371	(43,051)
Impairment of oil and gas well lease	-	2,400,000	(2,400,000)
Net gain on settlement of liabilities	(6,285,651)	(6,285,651)	-
Other general and administrative	78,167	152,479	(74,312)
Total operating expenses	(6,059,164)	(3,541,801)	(2,517,363)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,059,164	3,759,049	(2,300,115)

Other income	30,142	1,439	28,703
Beneficial conversion feature	(32,335)	(32,335)	-
Interest expense, net	(71,486)	(71,486)	-
Loss on disposition of subsidiary	-	(97,050)	97,050

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,985,485	3,559,617	(2,425,868)

Income tax provision	(2,035,065)	(1,210,270)	824,795
Income tax credit	1,210,270	1,210,270	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,160,690	3,559,617	(1,601,073)
LOSS FROM DISCONTINUED OPERATIONS	(1,601,073)	-	1,601,073
NET INCOME (LOSS)	3,559,617	3,559,617	-
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	0.87	0.60
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	(0.27)	-
NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	0.60	0.60
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	5,919,245	5,919,245

		December 31, 2008 as
	December 31, 2008	reported in original
	as restated	filing	Effect of change
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	3,559,617	3,559,617	-
Plus:
Net loss from discontinued operations	1,601,073	-	1,601,073
Income (Loss) from continuing operations	5,160,690	3,559,617	1,601,073

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and depletion	400	2,338	(1,938)
Impairment on oil lease investments	-	2,400,000	(2,400,000)
Write off oil and gas properties	-	100,000	(100,000)
Stock issued for services	112,420	128,500	(16,080)
Amortization of beneficial conversion feature	32,335	32,335	-
Shares to be issued	(5,000,000)	(5,000,000)	-
Loss on disposition of subsidiary	-	97,050	(97,050)
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	11,675	11,675	-
Increase in accounts payable	29,596	29,596	-
Decrease in accounts payable related party	-	(69,688)	69,688
Increase (decrease) in accrued expenses	(1,387,110)	(1,387,110)	-
Increase in Others	-	1,950	(1,950)
Increase in accrued interest to affiliate	71,486	71,487	-
CASH FLOWS USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(968,508)	(22,251)	(946,257)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	898,927	-	898,927

NET CASH USED IN OPERATING ACTIVITIES	(69,581)	(22,251)	(47,330)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant & equipment	-	(1,938)	1,938
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(1,938)	1,938

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit to affiliate	45,392	-	45,392
Proceeds from the sale of common stock and subscriptions	20,000	20,000	-
Loans payable to related parties	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	65,392	20,000	45,392

NET INCREASE IN CASH	(4,189)	(4,189)	-
CASH, BEGINNING OF PERIOD	4,769	4,769	-
CASH, END OF PERIOD	580	580	-

B. Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  The financial statements include the accounts of Curado Energy Resources Inc., a former operating subsidiary, Inc., for the period from June 2008 through September 2008.

Cannabis Science, Inc. (formerly Gulf Onshore, Inc.), up until the June 30, 2008 filing has filed as a Development Stage Company, as defined by ASC 915, “Development Stage Entities”.  The Company currently files as a development stage entity and is devoting its efforts to establish new business in medical marijuana products.

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

F. Long-Lived Assets & Impairment on oil lease investments

Under ASC 205.2, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.  ASC 205.2 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

During the year ended December 31, 2008, the Company had acquired two oil & gas leases in two separate transactions.  One lease was acquired for cash consideration of $30,000 and the other lease was acquired in exchange of 50,000,000 (pre reverse split of March 1, 2008) shares.  The lease was valued at the fair market value of the shares which was $5,000,000.

As of December 31, 2008, the Company estimated the future cash flows expected to result from the use and eventual disposition of the two oil & well gas leases.  Based on its review, the Company determined that the carrying value of the assets is not recoverable and hence the leases were determined to be impaired as of December 31, 2008.  The Company recorded an impairment loss of $5,030,000 for the year ended December 31, 2008.

In June 2008 the Company acquired eleven oil well leases in a related party transaction with the majority shareholder, K&D Investments, for 10,000,000 shares.  The value of the stock at the time of the transaction was $2,500,000 and the predecessor cost was $100,000.  Therefore, an impairment of $2,400,000 was recorded related to the transaction and the net cost recorded on the Company’s balance sheet was $100,000.  The Leases were acquired into Curado Energy Resources, Inc., the operator of the Leases, which the Company acquired from South Beach Live, Inc., its most significant creditor.

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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  As a result, the Company’s 4Q 2008, financial statements will reflect the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

G. Fair Value of Financial Instruments

Under ASC 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash, accounts payable, accrued expenses, and accrued interest payable to affiliates approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of lines of credit and notes payable to affiliates also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

H. Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

I. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.  We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties.

J. Stock-Based Compensation

Under  ASC 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure  all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC 718 (SFAS 123R) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

K. Income Taxes

Under ASC 740, “Income Tax”, the Company in required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Unfiled Federal Tax Returns

From inception through December 31, 2009, the Company had not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

L. Basic and Diluted Net Earnings (loss) per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2008 to December 31, 2009 and from inception through December 31, 2009, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

M. Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of Accounting Codification Standard ("ASC") 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA along with non-psychotropic medicines for the naturopathy market.

N. Recent Accounting Pronouncements

Beginning on July 1, 2009, the Financial Accounting Standards Board (FASB) implemented a new accounting referencing system known as the Accounting Standards Codification (ASC).  This new reporting and disclosure method is applicable for annual and interim periods ending after September 15, 2009.  The accompanying financial statements have been prepared with the use of the ASC reference system.  The ASC does not alter current accounting principles generally accepted in the United States of America (GAAP), but rather integrates existing accounting standards with other authoritative guidance.  The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-public accounting and reporting guidance.  The adoption of the ASC did not have any effect on the Company’s financial statements.

During the year ended December 31,  and through May 3, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-17, Topic 605, Revenue Recognition—Milestone Method: A Consensus of the FASB Emerging Issue Task Force.  Each of these pronouncements, as applicable, has been or will be adopted by the Center.

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.

O. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year.

P. Subsequent Events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on May 3, 2010.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $54,043,945 and had a stockholder’s deficit of $1,015,440 at December 31, 2009.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2009, the Company had no operations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no  commitments  or arrangements  for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

3. INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $1,525,789 (in addition to the preacquisition annual limitation carryforward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

On March 30, 2009 the Company had a change of control involving one of its 5% or greater shareholders and a change in business operations (Note 1).  The impact of the IRS limitations was a reduction in the loss carryforwards totalling $16,849,152.

At December 31, 2009 and 2008, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $1,525,789 and $16,834,041, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2029 for federal tax purposes and 2015 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.  The net change in valuation allowance during 2009 was a decrease of approximately $15.3 million.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2009 and 2008.

	2009	2008
Deferred tax assets:
NOL expense (benefit)	$(1,525,789)	$(16,834,041)
Less: valuation allowance	1,525,789	16,834,041
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
Income tax expense (benefit) at statutory federal rate	$(1,540,901)	34%	$1,210,270	34%
State income taxes	-		-
NOL limitation (Note 3)	16,849,152	-372%	-
Increase (decrease) in valuation allowance	(15,308,251)	338%	(1,210,270)	-34%
Income tax expense (benefit) at Company's effective tax rate	$-	0%	$-	0%

4. EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 29,624,774 issued and outstanding as of December 31, 2009.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of December 31, 2009.

A. Warrants

A summary of the warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2007	180, 000	$ 67.00
Granted	-	-
Forfeited / Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	180,000	$ 67.00

Granted	-	-
Forfeited / Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2009	180,000	$ 67.00

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

The weighted average remaining contractual life of warrants outstanding is .1 and 1.10 years at December 31, 2009 and 2008, respectively.  During the years ended December 31, 2009 and 2008 the Company has not issued any warrants.

B. Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of December 31, 2009 and December 31, 2008, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at December 31, 2009.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan.  During 2009 and 2008 no additional shares were issued.

5. RELATED PARTY TRANSACTIONS

During the period July to December 2009, the Company accrued $50,000 in management fees to directors and officers, which remain outstanding at December 31, 2009.  These amounts remain outstanding as of the filing date of this form 10-K.

On October 8, 2008, the Company entered into a line-of-credit agreement with South Beach Live, Inc. (SBL).  During 2009, borrowings under this agreement totalled $48,469 which was settled through the issuance of common stock on November 6, 2009 (see below).

On March 25, 2009 Summitt Oil & Gas, Inc. (SUMMITT) and 364 Melissa, Ltd. (MELISSA) entered into a purchase and sale agreement whereas SUMMITT agreed to assign  its rights with respect to debt of $814,742 plus accrued interest and to sell 400,000 shares of restricted stock for a total of $50,000.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, further advances of $164,742 (total $814,742) and accrued interest of $136,346.  The note is convertible into common stock at $0.01 per share.  The beneficial conversion feature of the note is at the option of the note holder and therefore the Company has not accounted for any related expense.

On November 6, 2009 the debt owed to SBL and Melissa was settled through the issuance of common stock and assignment.  The loss on settlement of debt of $1,458,838 is reflected in the accompanying statement of operations.  The remaining $510,000 of the convertible note was assigned from Melissa to a stockholder of the Company.

Subsequent to the year-end the stockholder sold a portion of the note payable totalling $275,000, which was converted at $0.10 per share into 2,750,000 common shares by the purchasers of the debt as settlement.

On December 23, 2009, a director of the Company loaned the Company $10,000.  The loan does not bear interest and has no repayment terms.  The loan was repaid on January 6, 2010.

6. COMMITMENTS AND CONTINGENCIES

A.	Legal

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.	Operating Leases

There is no rental or lease agreement that commits the company beyond monthly rental payments.  The Company is not committed to any lease obligations.

The Company currently rents office space at 6946 N. Academy Blvd, Suite B #254, Colorado Springs, CO 80918.

C.	Liabilities

Included in “Accrued liabilities” on the balance sheet at December 31, 2009, the Company has payables totaling $250,000 to two former directors and one attorney that were incurred in 2006 and 2005, respectively.

•

The attorney represented a former related party when it was in negotiations to acquire the Company in 2005.  The Company’s position is that this is not its liability as it did not contract the attorney and will pursue a legal opinion to reverse the liability.

•

The former directors were awarded severance agreements in June 2006 shortly before resigning from the Company.  The severance and other fees totalled $81,250 for each director for a total of $162,500.  The severance was not immediately paid and there has been no correspondence concerning payment since they resigned.  The states statute of limitations expires in June 2010 and the Company, at that time, will accordingly adjust the liabilities to $0 if no demand is received.

•

From inception through December 31, 2008, the Company had not filed any federal tax returns.  In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

8. EQUIPMENT

	2009	2008
	$	$
Equipment	2,167	1,567
Computers	478	-
	2,645	1,567

Property and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets (5 years for equipment).

9. INTANGIBLE ASSETS

2009
$
Intellectual assets, primarily intellectual property	126,000
Less: accumulated amortization	(31,052)
Net intellectual assets	94,948

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).  Amortization expense is expected to approximate $31,000 each year for the next four years.

10. DISCONTINUED OPERATIONS

On October 22, 2008, the Company and South Beach Live, Inc. (SBL) entered into an Accord and Satisfaction Agreement wherein SBL agreed to release the Company from its obligation under the $250,000 Promissory Note in exchange for the Company’s oil and gas lease, the Putnam M, and a surrender of any claim to the shares of Curado which were being held by SBL under a Security Agreement.  SBL then exercised its right to acquire the shares of Curado thereby taking ownership of the assets and liabilities of Curado.  The Company has reclassified the financial results of Curado for the period June 6, 2008 through September 30, 2008 as discontinued operations.  The following table sets forth the significant components of the loss from discontinued operations:

Revenue from oil and gas sales	$ 447,412
Lease operating expenses	(230,164)
Other operating expenses	(146,067)
Impairments	(2,400,000)
Loss on disposition of subsidiary	(97,050)
Loss before provision for income taxes	(2,425,869)
Income tax credit	824,795
Loss from discontinued operations	$ (1,601,074)

11. SUBSEQUENT EVENTS

On January 4, 2010, the Company issued 95,800 common shares to an investor for which no payment was received.

On January 21, 2010, the Company issued 300,000 for a private placement at $0.17 for net proceeds of $47,500 after paying a finder’s fee of $3,500, issued 50,000 common shares for services rendered and, issued 400,000 common shares for settlement of $40,000 in shareholder debt.  The Company also issued 60,000 common shares to an advisor for services rendered in 2010.

On February 8, 2010, the Company issued 1,750,000 common shares for settlement of $175,000 of shareholder debt assigned from the shareholder note payable owing at December 31, 2009.

On March 8, 2010, the Company issued 600,000 common shares for settlement of $60,000 of debt assigned from the shareholder note payable owing at December 31, 2009.

On March 12, 2010, the Company issued 470,000 common shares to consultants and advisors for services rendered.  The Company issued 300,000 common shares for a private placement at $0.17 for net proceeds of $45,000 after paying finder’s fees of $6,000.  The Company issued 50,000 common shares subscribed in January 2010 at $0.10 for proceeds of $5,000 received in full.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.  Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2009, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE
Dr. Robert Melamede	62	President & CEO	2009
Richard Cowan	70	CFO, Director and Secretary	2009

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

Code of Ethics

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

Our Board of Directors has adopted the Code of Ethical and Professional Standards of National Healthcare Technology, Inc. and Affiliated Entities Code of Business Conduct and Ethics that applies to its officers and employees effective on April 11, 2007.  We will provide any person without charge, a copy of our code of ethics, upon receiving a written request in writing addressed to the Company at the Company's address, attention: Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 2009, the Company paid a total of $60,000 in executive compensation, all of which was regular compensation.  The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
Dr. Robert Melamede	$30,000	$-	$30,000
Richard Cowan	30,000	-	30,000
	$30,000	$-	$30,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 29,624,774 shares of our common stock issued and outstanding on December 31, 2009.  The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS

_______________________

Cannex Therapeutics, LLC

548 Market Street

STE 16645

San Francisco, CA 94104

Jason Springett  (1)

3129 Centennial Drive

Burlington, ON L7M 1B8, Canada

Bogat Family Trust

#503 - 1155 Robson St. Vancouver, BC V6E 1B5, Canada

Dr. Robert Melamede (2)

1237 Culebra Avenue

Colorado Springs, CO 80903

Richard Cowan (2)

2950 East Ranchero Dr., Apt 5

Palm Springs, CA 92262

ALL DIRECTORS AND

EXECUTIVE OFFICERS

NUMBER OF SHARES OWNED BENEFICIALLY ______________________ 6,996,000 1,479,090 1,590,000 1,007,000 1,007,000 2,014,000	PERCENT OF SHARES OWNED _________________ 23.6% 5.0% 5.36% 3.40% 3.40% 6.80%

(1)  Directly and beneficially through Catalyst Xchange Corp.

(2)  Officer and Director.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

On December 23, 2009, a director loaned the Company $10,000.  The amount loaned bears no interest and without terms or conditions.  It is understood that these monies will be repaid to the director when Company finances permit.  The loan was repaid in full on January 6, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $22,226 and in 2008 was $35,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $4,500 per quarter.

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

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits filed with report:

31.1	Certification by Dr. Robert Melamede, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
31.2	Certification by Richard Cowan, Chief Financial Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.
32.1	Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.
32.2	Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis Science, Inc.

May 4, 2010	By: /s/ Dr. Robert J. Melamede
Dr. Robert MelamedePresident, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Robert Melamede	President, Chief Executive	May 4, 2010
Dr. Robert Melamede	Officer, Director

/s/ Richard Cowan	Chief Financial Officer	May 4, 2010
Richard Cowan	Director