Form 10-Q
period 2010-03-31
CANNABIS SCIENCE, INC.
filed 2010-05-24
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6946 N Academy Blvd., Suite B 254

Colorado Springs, CO 80918

(Address of principal executive offices,

including zip code)

888-889-0888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).  Yes (   )   No (   )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    (  )

Accelerated filer   (  )

Non-accelerated filer   (  )

Smaller reporting company    (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (  )   No ( X )

At May 20, 2010, the Company had outstanding of 65,570,574 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2010

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets
	March 31,
	2010	Dec 31,
	(unaudited)	2009
ASSETS
Current Assets
Cash	$8,818	$243
Total current assets	8,818	243

Computer and Equipment, net of accumulated
depreciation of $1,580 and $1,311	2,375	2,645

Intangibles, net of accumulated amortization
of $41,403 and $31,052	84,597	94,948
TOTAL ASSETS	$95,790	$97,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$413,927	$412,862
Accrued expenses	93,914	113,914
Due to related parties	54,214	66,500
Advance payable to officer	10,000	10,000
Convertible note payable to stockholder	235,000	510,000
Total current liabilities and total liabilities	807,055	1,113,276

Stockholders' deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 33,820,574 shares and
29,744,774 respectively	33,821	29,745
Additional paid-in capital	53,919,970	52,997,760
Accumulated deficit	(54,666,056)	(54,043,945)
Total stockholders' deficit	(711,265)	(1,015,440)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,790	$97,836

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Operations (Unaudited)
			Period from
			January 27,
			2005
	For the three months		(inception) to
	ended March 31,		March 31,
	2010	2009	2010
Revenue	$-	$-	$12,239

Operating Expenses
Investor relations	35,500	-	1,094,790
Professional fees	1,065	24,123	32,516,897
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities	470,000 -	-	(4,571,813)
Depreciation and Amortization	10,621	-	42,551
General and administrative	104,925	663	16,700,664
Total operating expenses	$622,111	$24,786	$51,033,317
Net Operating Profit (Loss)	(622,111)	(24,786)	(51,021,078)

Other income		-	30,230
Interest expense, net	-	(19,659)	(150,348)
Beneficial conversion feature	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	$(622,111)	$(44,445)	$(52,240,188)
Income tax provision	-	-	(2,035,065)
Income tax benefit	-	-	1,210,270
Net tax	$-	$-	$(824,795)

Net Income (Loss) From Continuing
Operations	(622,111)	(44,445)	(53,064,983)
Discontinued operations	-	-	(2,425,868)
Income tax benefit	-	-	824,795

Net Loss	$(622,111)	$(44,445)	$(54,666,056)

Net loss per common share
- Basic and diluted	$(0.02)	$(0.00)

Weighted average number of
common shares outstanding	31,820,714	14,687,261

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statement of Shareholders' Equity/(Deficit) for the period from January 27, 2005 (inception) to March 31, 2010 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005			-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007		-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Shares issued for cash			95,800	96	16,190			16,286
Shares issued for cash			300,000	300	50,700			51,000
Shares issued for
service			50,000	50	4,950			5,000
Shares issued for debt			400,000	400	151,600			152,000
Shares issued for
service			60,000	60	5,940			6,000
Shares issued for debt			1,750,000	1,750	453,250			455,000
Shares issued for debt			600,000	600	137,400			138,000
Shares issued for
service			470,000	470	46,530			47,000
Shares issued for cash			300,000	300	50,700			51,000
Shares issued for cash			50,000	50	4,950			5,000
Net loss for the period							(622,111)	(622,111)
Bal, Mar 31, 2010	999,999	1,000	33,820,574	33,821	53,919,970	-	(54,666,056)	(711,265)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
			Period from
			January 27,
			2005
	For the three months		(inception) to
	ended March 31,		March 31,
	2010	2009	2010
Cash Flows (Used In) Provided By :
Operating Activities
Net loss	$(622,111)	$(44,445)	$(54,666,056)
Plus:
Net loss from discontinued operations	-	-	1,601,073
Total net loss	(622,111)	(44,445)	(53,064,983)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	10,621	100	9,526,571
Impairment on oil lease investments	-	-	5,076,667
Shares issued for services	58,000	-	32,480,567
Gain (loss) on settlement of debt	470,000 470,000 -	-	1,928,838
Changes in operating assets and liabilities:
Accounts receivable	-	-	(2,087)
Inventory	-	-	(29,102)
Accounts payable	1,065	(20,013)	1,549,712
Accrued expenses	(20,000)	(3,501)	(960,141)
Related parties	(12,286)	48,469	54,214
Accrued interest payable to affiliate	-	19,659	214,982
Net cash provided by (used in) continuing
operating activities	(114,711)	269	(3,224,762)
Net cash used by discontinued
operating activities	-	-	898,927
Net cash used in operating activities	$(114,711)	$269	$(2,325,835)
Investing Activities
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(42,908)
Net cash used in investing activities	$-	$-	$(72,908)
Financing Activities
Proceeds from convertible note-related party	-	-	951,342
Advances from related parties	-	-	1,112,858
Proceeds from sale of common stock	123,286	-	343,361
Net cash provided by financing activities	$123,286	$-	$2,407,561
Increase/(Decrease) in Cash	8,575	269	8,818
Cash, beginning	243	580	-
Cash, ending	$8,818	$849	$8,818

Supplemental Cash Flow Information:

Issuance of common stock for services	$58,000	$-	$58,000
Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	275,000	-	475,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	-	-	1,149,000
Common stock issued for acquiring
oil and gas leases	-	-	7,906,200
Issuance of common stock for assets	-	525,000	126,000
Issuance of preferred stock for services	$-	$-	$1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly Gulf Onshore, Inc.)

Notes to Financial Statements

March 31, 2010

(Expressed in US Dollars)

Note 1 - Organization and Business Operations

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

Note 2 - Summary of Significant Accounting Policies

a)   Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

      b)   Interim Financial Statement

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)

Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2009 to March 31, 2010 and from inception through March 31, 2010, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

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

g)

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

      h)   Development Stage Enterprise

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

      i)   Recently Issued Accounting Pronouncements

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

During the year ended December 31,  and through May 20, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-17, Topic 605, Revenue Recognition—Milestone Method: A Consensus of the FASB Emerging Issue Task Force.  Each of these pronouncements, as applicable, has been or will be adopted by the Center.

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.

Note 3 - Due to Related Parties

As at March 31, 2010, $54,214 was due to related parties and these amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 4 – Common Stock

On January 4, 2010, the Company issued 95,800 common shares to an investor for cash.

On January 21, 2010, the Company issued 300,000 common shares for a private placement at $0.17 for net proceeds of $47,500 after paying a finder’s fee of $3,500, issued 50,000 common shares for services rendered and, issued 400,000 common shares for settlement of $40,000 in shareholder debt.  The Company also issued 60,000 common shares to an advisor for services rendered in 2010.

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

Note 5 – Computer and Equipment

Equipment

$          2,017

Computer

   358

___________

$          2,375

==========

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

Note 6 – Intangible Assets

Intellectual assets, primarily intellectual property                       $           126,000

Less accumulated amortization

   41,403

______________

$             84,597

============

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

Note 7 - Subsequent Events

On May 13, 2010, the Company issued 25,650,000 restricted common shares at $0.10 per share to several individuals for services rendered.

On May 15, 2010, the Company issued 4,600,000 common shares for settlement of debt of $46,000.

On May 19, 2010, the Company issued 1,500,000 common shares for settlement of $15,000 of shareholder debt assigned from the shareholder note payable owing at December 31, 2009.

The Company has evaluated subsequent events through May 20, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q.  We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business.  We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview of the Company’s Business

Cannabis Science, Inc. (formerly Gulf Onshore, Inc.)  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc., and commenced a business plan to develop Magkelate, a patented intravenous drug developed to re-establish normal electrolyte balance in ischemic tissue and certain other patents for medical instruments and medical instrument technology.  On January 14, 2000, the Company filed its Form 10SB12G.  In 2002, the Company ceased its medical technology business following the death of Magkelate’s inventor.  The Company conducted no substantial business until 2005.

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’s and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.  A Form 8-K reflecting this transaction was timely filed.  Please see Note 6 to the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 4, 2010, the Company issued 95,800 common shares to an investor for cash.

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

On May 13, 2010, the Company issued 25,650,000 restricted common shares at $0.10 per share to several individuals for services rendered.

On May 15, 2010, the Company issued 4,600,000 common shares for settlement of debt of $46,000.

On May 19, 2010, the Company issued 1,500,000 common shares for settlement of $15,000 of shareholder debt assigned from the shareholder note payable owing at December 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 21, 2010

Cannabis Science, Inc.

By:

/S/ Dr. Robert Melamede

Dr. Robert Melamede

President and Chief Executive Officer

By:

/S/ Richard Cowan

Richard Cowan

Chief Financial Officer