Form 10-Q
period 2010-06-30
CANNABIS SCIENCE, INC.
filed 2010-08-23
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010.

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

Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).  Yes (X)   No (  )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   (  )

Accelerated filer   (  )

Non-accelerated filer     (  )

Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (  )   No (X)

At August 20, 2010, the Company had outstanding of 84,970,574 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2010

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets
	June 30,
	2010	Dec 31,
	(unaudited)	2009
ASSETS
Current Assets
Cash	$388	$243
Prepaid expenses	35,000	-
Total current assets	35,388	243

Computer and Equipment, net of accumulated
depreciation of $1,850 and $1,311	2,106	2,645

Intangibles, net of accumulated amortization
of $46,690 and $31,052	79,310	94,948
TOTAL ASSETS	$116,804	$97,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$410,142	$412,862
Accrued expenses	80,791	113,914
Due to related parties	105,500	66,500
Advances payable to officers	50,000	10,000
Convertible note payable to stockholder	174,000	510,000
Total current liabilities and total liabilities	820,433	1,113,276

Stockholders' deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 65,970,574 shares and
29,744,774 respectively	65,971	29,745
Additional paid-in capital	58,567,920	52,997,760
Prepaid consulting	(3,080,000)
Accumulated deficit	(56,258,520)	(54,043,945)
Total stockholders' deficit	(703,629)	(1,015,440)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,804	$97,836

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Operations (Unaudited)
					Period from
					January 27,
					2005
	For the three months		For the six months		(inception) to
	ended June 30,		ended June 30,		June 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Revenue	-	-			12,239

Operating Expenses
Investor relations	10,295	-	45,795	-	1,105,085
Professional fees	810	969,341	1,875	993,464	32,517,707
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities	1,007,000	-	1,477,000	-	(3,,564,813)
Depreciation and Amortization	5,557	-	16,178	-	48,108
General and administrative	568,802	779,515	673,727	780,178	17,269,466
Total operating expenses	1,592,464	1,748,856	2,214,575	1,773,642	52,625,781
Net Operating Profit (Loss)	(1,592,464)	(1,748,856)	(2,214,575)	(1,773,642)	(52,613,542)

Other income	-	-	-	-	30,230
Interest expense, net	-	(19,659)	-	(39,318)	(150,348)
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	-	(19,659	-	(39,318)	(53,832,652)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	-	-	-	(824,795)

Net Income (Loss) From Continuing
Operations	(1,592,464)	(1,768,515	(2,214,575)	(1,812,960)	(54,657,447)
Discontinued operations	-	-	-	-	(2,425,868)
Income tax benefit	-	-	-	-	824,795

Net Loss	(1,592,464)	(1,768,515	(2,214,575)	(1,812,960)	(56,258,520)

Net loss per common share
- Basic and diluted	(0.04)	(0.12)	(0.06)	(0.09)

Weighted average number of
common shares outstanding	37,824,821	14,687,261	35,265,888	21,122,347

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statement of Shareholders' Equity/(Deficit) for the period from January 27, 2005 (inception) to June 30, 2010 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Shares issued for cash			1,145,800	1,146	132,640			133,786
Shares issued for services			25,830,000	25,830	3,633,770	(3,535,000)		124,600
Shares issued for debt			8,850,000	8,850	1,804,150			1,813,000
Amortization of shares issued for services						455,000		455,000
Cancellation of shares			400,000	400	(400)			-
Net loss for the period							(2,214,575)	(2,214,575)
Bal, June 30, 2010	999,999	1,000	65,970,574	65,971	58,567,920	(3,080,000)	(56,258,520)	(703,629)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	For the six months		Period January 27, 2005 (inception) to
	ended June 30,		June 30,
	2010	2009	2010
	$	$	$
Cash Flows (Used In) Provided By :
Operating Activities
Net loss	(2,214,575)	(1,812,960)	(56,258,520)
Plus:
Net loss from discontinued operations	-	-	1,601,073
Total net loss	(2,214,575)	(1,812,960)	(54,657,447)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	16,178	200	9,532,128
Impairment on oil lease investments	-	-	5,076,667
Shares issued for services	544,600	1,565,550	32,967,167
Gain (loss) on settlement of debt	1,477,000	-	2,935,838
Changes in operating assets and liabilities:		-
Accounts receivable		-	(2,087)
Inventory		-	(29,102)
Accounts payable	(2,721)	42,495	1,545,926
Accrued expenses	(33,123)	116,499	(973,264)
Related parties	79,000	48,469	145,500
Accrued interest payable to affiliate	-	39,318	214,982
Net cash provided by (used in) continuing
operating activities	(133,641)	(429)	(3,243,692)
Net cash provided by discontinued
operating activities	-	-	898,927
Net cash used in operating activities	(133,641)	(429)	(2,344,765)
Investing Activities
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(42,908)
Net cash used in investing activities	-	-	(72,908)
Financing Activities
Proceeds from convertible note-related party	-	-	951,342
Advances from related parties	-	-	1,112,858
Proceeds from sale of common stock	133,786	-	353,361
Net cash provided by financing activities	133,786	-	2,418,061
Increase/(Decrease) in Cash	145	(429)	388
Cash, beginning	243	580	-
Cash, ending	388	151	388

Supplemental Cash Flow Information:

Issuance of common stock for services	3,659,600	-	3,659,600
Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	275,000	-	475,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	1,813,000	-	2,962,000
Common stock issued for acquiring	-
oil and gas leases	-	-	7,906,200
Issuance of common stock for assets	-	126,000	126,000
Issuance of preferred stock for services	-	-	1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly Gulf Onshore, Inc.)

Notes to Financial Statements

June 30, 2010

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

As part of the Agreement, on April 1, 2009, the Company appointed Mr. Kubby as President and CEO, Richard Cowan as Director and CFO, and Robert Melamede Ph. D., as Director and Chief Science Officer.  Each of them was also appointed as a director.  All of the Company’s current directors then resigned.  On April 7, 2009, the Company changed its name to Cannabis Science, Inc. and obtained a new CUSIP number.  Its shares now trade under the symbol CBIS.OB.  A Form 8-K was timely filed, with a copy of the Asset Acquisition Agreement and Board Resolution ratifying the Agreement provided as exhibits thereto.

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

On May 8, 2010, the Company entered into a share purchase agreement to acquire Rockbrook, Inc., a Colorado dispensary in exchange for 400,000 restricted common shares in the Company.  Due to a change in Colorado legislation preventing outside residents from owning a dispensary within the state, the Company and the sole Rockbrook shareholder agreed to and entered into a Mutual Termination Agreement on July 27, 2010 to restroactively cancel the acquisition.

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

d)   Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2009 to June 30, 2010 and from inception through June 30, 2010, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

g)   Income Taxes

Under ASC 740, “Income Tax”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

h)   Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10, Compensation - Stock Compensation ("ASC 718-10"), using the modified-prospective method. Under ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the applicable period of the award.

i)   Development Stage Enterprise

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

 j)   Recently Issued Accounting Pronouncements

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

During the year ended December 31, and through August 20, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-22, Accounting for Various Topics.  Each of these pronouncements, as applicable, has been or will be adopted by the Center.

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.

Note 3 - Due to Related Parties

As at June 30, 2010, $105,500 was due to related parties and these amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 4 – Common Stock

During the three-months ended June 30, 2010, the Company issued the following common stock:

On May 14, 2010, the Company issued 25,250,000 restricted common shares at $0.14 per share to several individuals for services rendered.

On May 14, 2010, the Company issued 400,000 restricted common shares at $0.135 per share to acquire the assets of Rockbrook Inc.  Subsequent the quarter-end, on July 27, 2010, the Company signed a mutual termination agreement to reverse the acquisition and cancel the shares. (see Note 7 to Financial Statements, p.F-10).

On May 15, 2010, the Company issued 4,600,000 common shares for settlement of $46,000 of shareholder note payable.

On May 19, 2010, the Company issued 1,500,000 common shares for settlement of $15,000 of shareholder note payable.

On June 29, 2010, the Company issued 200,000 restricted common shares at $0.05 to an individual for proceeds of $10,000.

On June 30, 2010, the Company issued 200,000 restricted common shares at $0.05 to two individuals for proceeds of $10,000.

Note 5 – Computer and Equipment

Equipment	$1,867
Computer	239
$2,106

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

Note 6 – Intangible Assets

Intellectual assets, primarily intellectual property	$126,000
Less accumulated amortization	46,690
$79,310

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

Note 7 - Subsequent Events

On July 15, 2010, the Company issued 100,000 restricted common shares at $0.09 to two individuals for proceeds of $9,000.

On July 15, 2010, the Company issued 750,000 restricted common shares at $0.08 per share to an individual for services to be rendered through July 26, 2011.

On July 15, 2010, the Company issued 8,000,000 common shares for settlement of $80,000 of shareholder note payable.

On July 15, 2010, the Company issued 5,850,000 restricted common shares to shareholders of Montana Pain Management (“MPM”), 5,000,000 of which went to the principal shareholder, under management consulting agreements in conjunction with the agreed acquisition of the company.  The Company was to receive 11,679,390 common shares representing 100% of the total issued and outstanding common shares of MPM.  On July 22, 2010, the Company was notified by the majority shareholder of MPM that he had reconsidered the financial aspects of the signed Share Purchase Agreement and that he was not going to complete the agreement or deliver the shares of MPM to the Company, effectively cancelling the transaction.  In addition, the Company discovered the principal shareholder of MPM was entering into an agreement with a scientific advisor of the Company who was introduced to the MPM shareholder; in direct and intentional breach of the non-disclosure and non-circumvention agreement, which he had signed with the Company on June 11, 2010.  On July 23, 2010, the Company notified the principal shareholder of MPM, through his legal counsel, that he was in breach of a non-disclosure and non-circumvention agreement with the Company that he had signed on June 11, 2010 by engaging a scientific advisor who had been negotiating with the Company in violation of the non-disclosure agreement.  The Company is currently consulting with legal counsel and intends to proceed with legal action against Montana Pain Management and its principal shareholder (see Item 1 – Legal Proceedings to this 10-Q, p.7).

On July 27, 2010, the Company signed a mutual termination agreement (“MTA”) to cancel the Share Purchase Agreement to acquire Rockbrook Inc. (“Rockbrook”).   Due to regulatory changes in the state of Colorado it was no longer permissible for the Company to own Rockbrook, a Colorado dispensary, and therefore the May 8, 2010 acquisition was retroactively cancelled along with the 400,000 restricted common shares issued on May 14, 2010 to the sole shareholder of Rockbrook.  The Company had not yet taken possession of Rockbrook shares or assets at the time of signing the MTA.

On August 19, 2010, the Company signed a license agreement with RockBrook Inc, a medical marijuana medicines company. RockBrook has been granted the full latitude and rights to manufacture, develop, produce, distribute and sell products developed from, or based on, Cannabis Science formulations, and delivery systems for the Cannabis Science Brand of Pharmaceutical Products and Cannabis Science Ailment Formulations within the State of Colorado.  Under the agreement RockBrook will pay Cannabis Science an initial licence fee of $25,000, payable within the first year. RockBrook will also pay the Company a quarterly royalty payment of 50% of all positive revenues derived from the the Company Brand of Pharmaceutical Products. Additionally, in the event RockBrook executes any sublicensing agreements, Cannabis Science is entitled to royalty payments of 50% of all positive revenues received by the licensee for sales of any Cannabis Science Brand of Pharmaceutical Products. Within two years RockBrook is expected to invest a minimum of $250,000 in research and development for the Cannabis Science Brand of Pharmaceutical Products and will also pay the Company a renewable licence fee, payable annually on the anniversary of the execution of this agreement. The first anniversary payment will be $25,000, the second $50,000, third $75,000 and fourth $100,000. The fifth and subsequent anniversary payments will be $150,000.

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

On May 7, 2009, the Company common shares commenced trading under the new stock symbol OTCBB: CBIS.

On May 8, 2010, the Company signed a Share Purchase Agreement to acquire Rockbrook, Inc., a Colorado medical cannabis dispensary.  Due to regulatory changes that prevented a non-Colorado resident from owning a dispensary within the state, the Company signed a mutual termination agreement with Rockbrook on July 27, 2010 to retroactively cancel the acquisition.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management of the Company is currently consulting with legal counsel and intends to proceed with legal action against Montana Pain Management and its principal shareholder for breach of a Non-Disclosure/Non-Circumvention Agreement that was entered into on June 11, 2010.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we sold the following unregistered securities:

On June 29, 2010, the Company issued 200,000 restricted common shares at $0.05 to an individual for proceeds of $10,000.

On June 30, 2010, the Company issued 200,000 restricted common shares at $0.05 to two individuals for proceeds of $10,000.

As set out below, we have issued securities in exchange for services, properties and for debt:

On May 14, 2010, the Company issued 25,250,000 restricted common shares at $0.14 per share to several individuals for services rendered.

On May 14, 2010, the Company issued 400,000 restricted common shares at $0.135 per share to acquire the assets of Rockbrook Inc.  Subsequent to the quarter-end, on July 27, 2010, the Company signed a mutual termination agreement to reverse the acquisition and cancel the shares. (see Note 7 to Financial Statements, p.F-10).

On May 15, 2010, the Company issued 4,600,000 common shares for settlement of $46,000 of shareholder note payable.

On May 19, 2010, the Company issued 1,500,000 common shares for settlement of $15,000 of shareholder note payable.

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

CANNABIS SCIENCE, INC.

Date: August 23, 2010	By: /s/ Robert Melamede
Dr. Robert Melamede, President and Chief Executive Officer

Date: August 23, 2010	By: /s/ Richard Cowan
Richard Cowan, Chief Financial Officer