Form 10-Q
period 2010-09-30
CANNABIS SCIENCE, INC.
filed 2010-11-22
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010.

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

Yes (  )   No (X)

At November 19, 2010, the Company had outstanding of 98,720,574 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2010

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page
Balance Sheets as at September 30, 2010 and December 31, 2009	F-1
Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period January 27, 2005 (Inception) to September 30, 2010	F-2
Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to September 30, 2010	F-3
Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period January 27, 2005 (Inception) to September 30, 2010	F-5
Notes to Financial Statements	F-6

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets
	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current Assets
Cash	$752	$243
Prepaid expenses	12,000	-
Total current assets	12,752	243

Computer and Equipment, net of accumulated
depreciation of $2,119 and $1,311	1,837	2,645

Intangibles, net of accumulated amortization
of $51,977 and $31,052	74,023	94,948
TOTAL ASSETS	$88,612	$97,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$402,794	$412,862
Accrued expenses	115,791	113,914
Accrued expenses – related party, wages, fees, bonuses	537,500	-
Due to related parties	118,900	66,500
Advances payable to officers	19,807	10,000
Convertible notes payable to stockholder	5,500	510,000
Total current liabilities and total liabilities	1,200,292	1,113,276

Stockholders' deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 83,020,574 shares and
29,744,774 respectively	83,021	29,745
Additional paid-in capital	59,678,870	52,997,760
Prepaid consulting	(2,208,802)	-
Accumulated deficit	(58,665,769)	(54,043,945)
Total stockholders' deficit	(1,111,680)	(1,015,440)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,612	$97,836

 The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Operations (Unaudited)
					Period from
					January 27,
					2005
	For the three months		For the six months		(inception) to
	ended September 30,		ended September 30,		September 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Revenue	-	-			12,239

Operating Expenses
Investor relations	3,205	-	49,000	-	1,108,290
Professional fees	38,100	879,213	39,975	1,872,677	32,555,807
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities	945,500	-	2,422,500	-	(2,619,313)
Depreciation and Amortization	5,555	100	21,733	300	53,664
General and administrative	1,414,889	50,922	2,088,616	830,900	18,684,354
Total operating expenses	2,407,249	930,235	4,621,824	2,703,877	55,033,030
Net Operating Profit (Loss)	(2,407,249)	(930,235)	(4,621,824)	(2,703,877)	(55,020,791)

Other income	-	88	-	88	30,230
Interest expense, net	-	(19,764)	-	(59,082)	(150,348)
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(2,407,249)	(19,676)	(4,621,924)	(58,994)	(56,239,901)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	-	-	-	(824,795)

Net Income (Loss) From Continuing
Operations	(2,407,249)	(949,911)	(2,762,871)	(2,762,871)	(57,064,696)
Discontinued operations	-	-	-	-	(2,425,868)
Income tax benefit	-	-	-	-	824,795

Net Loss	(2,407,249)	(949,911)	(4,621,824)	(2,762,871)	(58,665,769)

Net loss per common share
- Basic and diluted	(0.03)	(0.04)	(0.09)	(0.16)

Weighted average number of
common shares outstanding	77,145,031	22,366,000	53,170,790	16,750,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statement of Shareholders' Equity/(Deficit) for the period from January 27, 2005 (inception) to September 30, 2010 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Shares issued for cash			1,245,800	1,246	137,540			138,786
Shares issued for services			26,330,000	26,330	3,642,270	(3,535,000)		133,600
Shares issued for debt			25,700,000	25,700	2,901,300			2,927,000
Amortization of shares issued for services						1,326,198		1,326,198
Net loss for the period							(4,621,824)	(4,621,824)
	999,999	1,000	83,020,574	83,021	59,678,870	(2,208,802)	(58,665,769)	(1,111,680)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)
				Period from
				January 27,
				2005
	For the nine months			(inception) to
	ended September 30,			September 30,
	2010		2009	2010
	$		$	$
Cash Flows (Used In) Provided By :
Operating Activities
Net loss	(4,621,824)		(2,762,871)	(58,665,769)
Plus:
Net loss from discontinued operations	-		-	1,601,073
Total net loss	(4,621,824)		(2,762,871)	(57,064,696)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,733		300	36,188
Impairment on oil lease investments	-		-	5,076,667
Shares issued for services	1,459,798		2,350,550	33,882,365
(Gain) Loss on settlement of debt	2,422,500		-	3,881,338
Amortization expense		-		9,501,495
Changes in operating assets and liabilities:
Accounts receivable	-		-	(2,087)
Prepaid expenses	(12,000)		-	(12,000)
Inventory	-		-	(29,102)
Accounts payable	(10,068)		53,601	1,538,579
Accrued expenses	1,877		170,056	(938,264)
Accrued expenses – related party, wages, fees, bonuses	537,500		-	537,500
Due to related parties	52,400		-	118,900
Accrued interest payable to affiliate	-		-	214,982
Net cash provided by (used in) continuing
operating activities	(148,084)		(188,364	(3,258,135)
Net cash provided by discontinued
operating activities	-		-	898,927
Net cash used in operating activities	(148,084)		(188,364	(2,359,208)
Investing Activities
Purchase of oil & gas leases	-		-	(30,000)
Purchase of property, plant & equipment	-		(1,956	(42,908)
Net cash used in investing activities	-		(1,956	(72,908)
Financing Activities
Proceeds from convertible note-related party	-		-	951,342
Advances from related parties	9,807		48,469	1,122,665
Proceeds from sale of common stock	138,786		146,950	358,861
Net cash provided by financing activities	148,593		195,419	2,432,868
Increase/(Decrease) in Cash	509		5,099	752
Cash, beginning	243		580	-
Cash, ending	752		5,679	752

Supplemental Cash Flow Information:

Issuance of common stock for services	3,668,600		2,349,550	6,175,795
Related party note payable	-		-	250,000
Net liabilities assumed with recapitalization	-		-	200,000
Divestiture of subsidiary to related party	-		-	544,340
Common stock issued for debt	2,927,000		-	6,100,000
Common stock issued for acquiring
oil and gas leases	-		-	7,906,200
Issuance of common stock for assets	-		525,000	126,000
Issuance of preferred stock for services	-		1,000	1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(formerly Gulf Onshore, Inc.)

Notes to Financial Statements

September 30, 2010

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

On May 8, 2010, the Company entered into a share purchase agreement to acquire Rockbrook, Inc., a Colorado dispensary in exchange for 400,000 restricted common shares in the Company.  Due to a change in Colorado legislation preventing outside residents from owning a dispensary within the state, the Company and the sole Rockbrook shareholder agreed to and entered into a Mutual Termination Agreement on July 27, 2010 to retroactively cancel the acquisition.

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

d)   Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2009 to September 30, 2010 and from inception through September 30, 2010, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

 j)   Recently Issued Accounting Pronouncements

During the year ended December 31, and through November 22, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  Each of these pronouncements, as applicable, has been or will be adopted by the Center.

Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.

Note 3 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $58,665,769 and had a stockholder’s deficit of $1,111,680 at September 30, 2010.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2010, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Due to Related Parties

As at September 30, 2010, $118,900 was due to related parties and these amounts are non-interest bearing, unsecured and have no specific terms of repayment.

At September 30, 2010, related party amounts of $237,500 and $300,000 were accrued for management fees and bonuses, respectively.

Note 5 – Common Stock

During the three-months ended September 30, 2010, the Company issued the following common stock:

During July and August 2010, the Company issued 16,850,000 common shares for settlement of $168,500 of shareholder note payable.

On July 15, 2010, the Company issued 5,950,000 restricted common shares to shareholders of Montana Pain Management (“MPM”), 5,000,000 of which went to the principal shareholder, under management consulting agreements in conjunction with the agreed acquisition of the company.  The Company was to receive 11,679,390 common shares representing 100% of the total issued and outstanding common shares of MPM.  On July 22, 2010, the Company was notified by the majority shareholder of MPM that he had reconsidered the financial aspects of the signed Share Purchase Agreement and that he was not going to complete the agreement or deliver the shares of MPM to the Company, effectively cancelling the transaction.  In addition, the Company discovered the principal shareholder of MPM was entering into an agreement with a scientific advisor of the Company who was introduced to the MPM shareholder; in direct and intentional breach of the non-disclosure and non-circumvention agreement, which he had signed with the Company on June 11, 2010.  On July 23, 2010, the Company notified the principal shareholder of MPM, through his legal counsel, that he was in breach of a non-disclosure and non-circumvention agreement with the Company that he had signed on June 11, 2010 by engaging a scientific advisor who had been negotiating with the Company in violation of the non-disclosure agreement.  All common shares issued to MPM shareholders were returned to the Company for cancellation with the exception of 100,000 shares which are reflected in shares issued for services on the accompanying statement of shareholders’ deficit.  The Company is currently consulting with legal counsel and intends to proceed with legal action against Montana Pain Management and its principal shareholder (see Item 1 – Legal Proceedings to this 10-Q).

During the quarter ended September 30, 2010, the Company issued 100,000 restricted common shares at $0.05 to an individual for proceeds of $5,000.

Note 6 – Computer and Equipment

Equipment	$1,717
Computer	120
$1,837

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

Note 7 – Intangible Assets

Intellectual assets, primarily intellectual property	$126,000
Less accumulated amortization	51,977
$71,023

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

Note 8 - Subsequent Events

On October 1, 2010, the Company entered into related party promissory notes for approximately $130,000.

On October 4, 2010, the Company issued 6,700,000 common shares to settle $67,000 of shareholder notes payable.

On October 19, 2010, the Company issued 9,000,000 common shares to settle $90,000 of shareholder notes payable.

On November 22, 2010, the Company signed an operating lease for its new laboratory facility and paid a security deposit of $6,666.  The term of the lease is for a period of five years and three months commencing November 22, 2010 and expiring on February 15, 2016, with the first three months rent-free.

Commitments under the lease, for base rent are as follows:

2010 – Nil

2011 – $43,170

2012 – $48,918

2013 – $50,908

2014 – $52,898

2015 – $54,888

2016 – $  4,588

Additional rent (TICAM) is estimated at $24,940 with a 7% annual increase cap on controllable expenses throughout the lease.

All subsequent events have been reviewed for required disclosure up to and including November 22, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we sold the following unregistered securities:

On August 19, 2010, the Company issued 100,000 restricted common shares at $0.05 to an individual for proceeds of $5,000.

As set out below, we have issued securities in exchange for services, properties and for debt:

On July 15, 2010, the Company issued 750,000 restricted common shares at $0.08 per share to an individual for services rendered through July 26, 2011.

On July 15, 2010, the Company issued 8,000,000 common shares for settlement of $80,000 of shareholder note payable.

On July 15, 2010, the Company issued 5,950,000 restricted common shares to shareholders of Montana Pain Management (see Notes to Financial Statements - Note 4, p.F-9)

On September 30, 2010, the Company issued 200,000 restricted common shares at $0.05 to two individuals for proceeds of $10,000.

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

CANNABIS SCIENCE, INC.

Date: November 22, 2010	By: /s/ Robert Melamede
Dr. Robert Melamede, President and Chief Executive Officer

Date: November 22, 2010	By: /s/ Richard Cowan
Richard Cowan, Chief Financial Officer