Form 10-K
period 2010-12-31
CANNABIS SCIENCE, INC.
filed 2011-04-15
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-28911

CANNABIS SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Former Address: 6946 N Academy Blvd, Suite B #254 Colorado Springs, CO 80918 Current Address, effective November 19, 2010: 2422 S. Trenton Way, Unit H, Denver, CO 80231	(888) 889-0888
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-acceleratedfiler.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer    ☐     Accelerated filer     ☐  Non-accelerated filer     ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2010, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $12,715,567 based on the closing sale price of $0.1090 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at April 14, 2011:  133,670,574

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

All dollar amounts refer to U.S. dollars unless otherwise indicated.

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

On August 18, 2010, the Company entered into a license agreement with Rockbrook, Inc. to license its proprietary medical cannabis products and delivery methods.  Rockbrook is a licensed Colorado medical marijuana dispensary.  Under the license agreement, Rockbrook will pay license fees to Cannabis Science throughout the course of its operation.

The Company is in the development stage as defined in ASC 915.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  PROPERTIES

We currently lease a laboratory and office space at 2422 S. Trenton Way, Unit H, Denver, CO 80231, under a five year and three month lease, which ends on February 14, 2016.

Lease commitments for monthly base rent are as follows:

  - Year 1 (2011)      $   41,207

  - Year 2 (2012)      $   48,835

  - Year 3 (2013)      $   50,825

  - Year 4 (2014)      $   52,815

  - Year 5 (2015)      $   54,805

  - Year 6 (2016)      $     6,882

                               $ 255,369

ITEM 3.  LEGAL PROCEEDINGS

As of April 13, 2011, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2009	HIGH	LOW
Quarter Ending March 31, 2009	0.70	0.06
Quarter Ending June 30, 2009	1.50	0.10
Quarter Ending September 30, 2009	1.44	0.07
Quarter Ending December 31, 2009	0.57	0.43

Fiscal Year Ending December 2010	HIGH	LOW
Quarter Ending March 31, 2010	0.44	0.21
Quarter Ending June 30, 2010	0.25	0.10
Quarter Ending September 30, 2010	0.11	0.04
Quarter Ending December 31, 2010	0.26	0.04

Holders

As of December 31, 2010, there were 189 shareholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of shareholders in brokerage accounts.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.  We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we sold the following shares in unregistered offerings:

On January 5, 2010, the Company issued 300,000 common shares through a private placement at $0.17 per share.

On January 21, 2010, the Company issued 150,000 common shares through private placements at $0.10 per share.

On January 21, 2010, the Company issued 300,000 common shares through a private placement at $0.19 per share.

On July 15, 2010, the Company issued 400,000 common shares through private placements at $0.05 per share.

On August 29, 2010, the Company issued 100,000 common shares through a private placement at $0.05 per share.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During fiscal 2010, the Company entered into debt settlement agreements with several parties as follows:

On January 21, 2010, the Company issued 4,000,000 common shares at a deemed price of $0.01 to settle $40,000 in debt.

On February 8, 2010, the Company issued 17,500,000 common shares at a deemed price of $0.01 to settle $175,000 in debt.

On March 8, 2010, the Company issued 6,000,000 common shares at a deemed price of $0.01 to settle $60,000 in debt.

On May 15, 2010, the Company issued 4,600,000 common shares at a deemed price of $0.01 to settle $46,000 in debt.

On May 19, 2010, the Company issued 1,500,000 common shares at a deemed price of $0.01 to settle $15,000 in debt.

On July 15, 2010, the Company issued 8,750,000 common shares at a deemed price of $0.01 to settle $87,500 in debt.

On August 19, 2010, the Company issued 4,200,000 common shares at a deemed price of $0.01 to settle $42,000 in debt.

On September 7, 2010, the Company issued 3,000,000 common shares at a deemed price of $0.01 to settle $30,000 in debt.

On October 4, 2010, the Company issued 6,700,000 common shares at a deemed price of $0.01 to settle $67,000 in debt.

On October 20, 2010, the Company issued 9,000,000 common shares at a deemed price of $0.01 to settle $90,000 in debt.

On December 1, 2010, the Company issued 3,000,000 common shares at a deemed price of $0.001 to settle $3,000 in debt.

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

Recent Developments

Cannabis Science is laying a solid foundation for entrance into the FDA and other government regulatory agencies for developing medicines for cancer, autism, Influenza, PTSD and other ailments.

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

Results of Operations

Limited Revenues

Since our inception on January 27, 2005 to December 31, 2010, we have earned limited revenues of $16,405.  During the fiscal year ended December 31, 2010 we generated license revenues of $4,166.  As of December 31, 2010, we had an accumulated deficit of $62,197,625.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $62,197,625 since January 27, 2005 (date of inception) to December 31, 2010.  Our net loss increased, from $4,532,061 for the fiscal year ended December 31, 2009 to $8,153,680 for the fiscal year ended December 31, 2010, an increase of $3,621,619. For the fiscal year ended December 31, 2010, our net loss per share was $0.13, compared to a net loss per share of $0.22 per share for the fiscal year ended December 31, 2009.

Expenses

Our total expenses from January 27, 2005 (date of inception) to December 31, 2010 were $58,601,817 and consisted of $1,120,792 in investor relations, $32,651,180 in professional fees, $160,417 in technology license royalties, $5,089,811 in impairment of oil and gas well lease, $259,463 in net gain on settlement of liabilities, $59,220 in depreciation and amortization and $19,782,860 in general and administrative fees.  Total expenses increased $3,737,324 to $8,190,611 for the fiscal year ended December 31, 2010 from total expenses of $4,453,287 for the same period in 2009.

Our investor relations expenses decreased $997,788 to $61,502 for the fiscal year ended December 31, 2010 from $1,059,290 for the same period in 2009.  This was due to reduced investor relations engagements in 2010 from 2009.

Our professional fees decreased $886,183 to $135,348 for the fiscal year ended December 31, 2010 from $1,021,531 for the same period in 2009 mostly due to a decrease in related stock compensation to consultants.

The loss on settlement of liabilities increased $3,323,512 to $4,782,350 for the year ended December 31, 2010 from $1,458,838 in 2009.  This increase was due to increased settlement of debt through stock and resulting losses on the settlements.

Our general and administrative expenses increased by $2,302,423 from $881,698 for the fiscal year ended December 31, 2009 to $3,184,121 for the same period ended December 31, 2010.  The increase in general and administrative expenses was mainly due to an increase in management and consulting fees and bonuses for executives of the Company and consultants.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months.  As of December 31, 2010, our current assets totaled $19,199 which was comprised of $1,190 in cash and cash equivalents and $18,009 in prepaid expenses and deposits.  As of December 31, 2010, we had $68,736 in intangible assets, net of accumulated amortization, $6,666 in long-term deposits, and $2,181 in property and equipment, net of accumulated depreciation.  As of December 31, 2010 we had a working capital deficit of $1,404,039.

Our net loss of $62,197,625 from January 27, 2005 (date of inception) to December 31, 2010 was mostly funded by our equity financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2010 our cash position increased slightly by $947.

During the fiscal year ended December 31, 2010, we received net cash of $351,630 from financing activities compared to $258,544 for the same period in 2009.  We used net cash of $350,683 in operating activities compared to $256,925 for the same period in 2009.  And we used net cash of $nil in investing activities compared for the fiscal year ended December 31, 2010 compared to $1,956 for the same period in 2009.

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

Business Development

Our business and product development will follow two parallel paths.  We will create cannabis pharmaceuticals with and without psychoactive properties.  Both of these lines will have numerous proven health benefits for treating autism, blood pressure, cancer and cancer side effects, along with other illnesses, including for general health maintenance.

We are positioned to pursue the development of phytocannabinoid-based pharmaceutical grade products.  The endocannabinoid system normally regulates blood pressure through its capacity to dilate blood vessels and reduce adrenergic stimuli.  Additionally, there is a developing body of evidence that shows both the tumor killing properties of endo- and phyto- cannabinoids, and their ability to inhibit metastasis in a variety of cancers.

The Company is working to navigate the regulatory framework for its phytocannabinoid science towards developing cannabis-based therapeutics that will holistically promote health by restoring biochemical balance.  By adhering to underlying scientific principles, the Company will manipulate all-pervasive phytocannabinoid processes to target a variety of disparate illnesses.

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

On March 17, 2011, the Company signed an agreement with The Unconventional Foundation for Autism (UF4A) to develop treatment plans and targeted cannabis-based medicine for the treatment of autism.  In conjunction with the partnership, the Company’s president and CEO, Robert Melamede, Ph.D. will join the board of UF4A and work alongside their staff to document and provide scientific guidance on the 10 autism treatment with medical marijuana case studies that UF4A is currently involved with.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders' Equity/(Deficit)	F-5-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying balance sheets of Cannabis Science, Inc. (the “Company”) (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period January 27, 2005 through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period January 27, 2005 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 15, 2011

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010 $	December 31, 2009 $
Current assets:
Cash	1,190	243
Prepaid expenses and deposits	18,009	-
Total current assets	19,199	243

Deposits	6,666	-
Property and equipment, net of accumulated depreciation (Note 8)	2,181	2,645

Intangibles, net of accumulated amortization (Note 9)	68,736	94,948

TOTAL ASSETS	96,782	97,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	393,753	412,862
Accrued expenses	675,000	113,914
Advances from related parties	107,835	66,500
Advances from officer	1,807	10,000
Convertible note payable to stockholder	-	510,000
Advances from stockholders	171,509	-
Deferred license revenue	73,334	-
Total current liabilities	1,423,238	1,111,276
Commitments and Contingenices (Note 6)
Stockholders' deficit:

Preferred stock, $.001 par value, 1,000,000 shares authorized, 999,999 shares issued and outstanding at December 31, 2010 and 2009	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 101,170,574 issued and outstanding as of December 31, 2010 and 29,744,774 at December 31, 2009	101,171	29,745
Prepaid consulting	(1,322,630)	-
Additional paid-in capital	62,091,628	52,997,760
Deficit accumulated during the development stage	(62,197,625)	(54,043,945)
Total stockholders' deficit	(1,326,456)	(1,015,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	96,782	97,836

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2010

	December 31, 2010	December 31, 2009	Period from January 27, 2005 (inception) to December 31, 2010
	$	$	$
REVENUE	4,166	-	16,405

OPERATING EXPENSES
Investor relations	61,502	1,059,290	1,120,792
Professional fees	135,348	1,021,531	32,651,180
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities (Note 5)	4,782,350	1,458,838	(259,463)
Depreciation and amortization	27,290	31,930	59,220
General and administrative	3,184,121	881,698	19,779,860
Total operating expenses	8,190,611	4,453,287	58,601,817

NET OPERATING PROFIT (LOSS)	(8,186,445)	(4,453,287)	(58,585,412)

Other income	35,791	88	66,021
Interest expense, net	(3,026)	(78,862)	(153,374)
Beneficial conversion feature	-	-	(1,098,992)

NET INCOME (LOSS) BEFORE INCOME TAXES	(8,153,680)	(4,532,061)	(59,771,757)

Income tax provision	-	-	(2,035,065)
Income tax benefit (Note 3)	-	-	1,210,270
	-	-	(824,795)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,153,680)	(4,532,061)	(60,596,552)

Discontinued operations	-	-	(2,425,868)
Income tax benefit	-	-	824,795
	-	-	(1,601,073)

NET INCOME (LOSS)	(8,153,680)	(4,532,061)	(62,197,625)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	(0.13)	(0.22)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	-	-
NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	(0.13)	(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	69,098,346	20,609,930

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. Statement of Shareholders' Equity / (Deficit) For the Period from January 27, 2005 (inception) to December 31, 2010

	Common		Preferred
	Shares	Par $	Shares	Par $	Additional Paid-In Capital $	Prepaid Consulting	Accumulated Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-		(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)
	10,000

	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income						-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884	(1,350,504
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Loss	-	-	-	-	-	-	(4,532,061)	(4,532,061
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945	(1,015,440
Common stock issued for cash	1,245,800	1,246	-	-	137,540	-	-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978	(3,530,808	-	166,850
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600	-	-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150	-	-	36,500
Shares pending cancelation	400,000	400	-	-	(400	-	-	-
Net Loss	-	-	-	-	-	-	(8,153,680	(8,153,680
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628	(1,322,630	(62,197,625	(1,326,456

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2010

	December 31, 2010 $	December 31, 2009 $	Period from January 27, 2005 (inception) to Dec 31, 2010 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(8,153,680)	(4,532,061)	(62,197,625)
Plus:
Net (income) loss from discontinued operations	-	-	(1,601,073)
Income (loss) from continuing operations	(8,153,680)	(4,532,061)	(60,596,552)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	1,078	878	1,956
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	2,375,028	2,517,050	34,797,594
Loss on settlement of debt	4,782,350	1,458,838	6,241,188
Loss on acquisition write-off	36,500	-	36,500
Amortization expense	26,212	31,052	9,558,759
Deferred license revenue	73,334	-	73,334
Changes in certain assets and liabilities:
Accounts receivable	-	-	(2,087)
Prepaid expenses and deposits	(24,675)	-	(24,675)
Inventory	-	-	(29,102)
Accounts payable	(19,109)	53,683	1,529,538
Accrued expenses	561,086	68,499	(379,055)
Due to related parties	-	66,500	49,116
Accrued interest payable to affiliate	-	78,636	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(341,876)	(256,925)	(3,451,927)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927

NET CASH USED IN OPERATING ACTIVITIES	(341,876)	(256,925)	(2,553,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	(614)	(1,956)	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	(614)	(1,956)	(73,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note – related party	-	-	951,342
Proceeds from advances from officer	94,307	-	94,307
Repayments on advances from officer	(72,000)	-	(72,000)
Proceeds from advances from shareholders	141,700	-	171,509
Repayments on advances from shareholders	(691)	-	(691)
Advances from related parties	41,335	58,469	1,154,193
Proceeds from the sale of common stock and subscriptions	138,786	200,075	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	343,437	258,544	2,627,712

NET INCREASE IN CASH	947	(337)	1,190
CASH, BEGINNING OF PERIOD	243	580	-

CASH, END OF PERIOD	1,190	243	1,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	3,697,658	2,507,195	-
Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	5,292,350	2,024,000	1,149,000
Debt converted to common stock	509,991	-	509,991
Common stock issued for acquiring oil & gas leases	-	2,500,000	7,906,200
Common stock issued for assets	-	126,000	126,000
Preferred stock issued for services	-	1,000	1,000
Common stock for loss on acquisition write-off	36,500	-	36,500

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash, accounts payable, accrued expenses, advances from related parties, advances from officer and advances from stockholders approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of lines of credit and notes payable to affiliates also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

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

I. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.  We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties for formerly owned oil and gas properties.

The Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement entered into with the Company on July 30, 2010.

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

Unfiled Federal Tax Returns

In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties.  For the years ending December 31, 2008 through December 31, 2010, the Company has not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

L. Basic and Diluted Net Earnings (loss) per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2009 to December 31, 2010 and from inception through December 31, 2010, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

M. Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of Accounting Standards Codification ("ASC") 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA along with non-psychotropic medicines for the naturopathy market.

N. Recent Accounting Pronouncements

During the year ended December 31, 2010 and through April XX, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

O. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $62,197,625 and had a stockholder’s deficit of $1,326,456 at December 31, 2010.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2010, the Company had no direct operations and one license agreement for its products.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no  commitments  or arrangements  for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services which has resulted in substantial dilution to existing investors.

3. INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $4,300,931 (in addition to the preacquisition annual limitation carryforward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2010 and 2009, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $12,600,000 and $1,525,789, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2030 for federal tax purposes and 2015 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets:
NOL expense (benefit)	$(4,300,931)	$(1,525,789)
Less: valuation allowance	4,300,931	1,525,789
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
Income tax expense (benefit) at
statutory federal rate	$(2,775,142)	34%	$(1,540,901)	34%
State income taxes	-		-
NOL limitation (Note 3)	-		16,849,152	-372%
Increase (decrease) in valuation allowance	2,775,142	-34%	(15,308,251)	338%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

4. EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common shares with a par value of $.001 per share.  These shares have full voting rights.  There were 101,170,574 issued and outstanding as of December 31, 2010.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of December 31, 2010.

A. Warrants

A summary of the warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2008	180,000	$67.00
Granted	-	-
Forfeited / Cancelled	-	-
Exercised	-	-

Outstanding, December 31, 2009	180,000	$67.00

Granted	-	-
Forfeited / Cancelled	(180,000)	-
Exercised	-	-
Outstanding, December 31, 2010	-	-

In February 2005, the Company issued a warrant to acquire up to 600,000 shares of unregistered common stock at an exercise price of $0.60 per share to W.B. International, Inc., in exchange for consulting services.  All shares vested upon grant.  The warrant expired in February 2010.

 In June 2005, the Company issued a warrant to acquire up to 600,000 shares of unregistered common stock at an exercise price of $0.70 per share to each of Liquid Stone Manufacturing, Inc. and Stone Mountain Finishes, Inc. in consideration of certain license agreements.  All shares vested upon grant.  The warrants expired in June 2010.

The weighted average remaining contractual life of warrants outstanding is nil and 0.1 years at December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009 the Company has not issued any warrants.

B. Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of December 31, 2010 and December 31, 2009, no options to purchase the Company's common stock have been granted under the Plan.

There were no options outstanding at December 31, 2010.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock option is granted under the Plan, the compensation committee shall fix and determine the exercise price and vesting schedules at which such shares of common stock of the Company may be acquired.  The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan.  During 2010 and 2009 no additional shares were issued.

5. RELATED PARTY TRANSACTIONS

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

During 2010 the stockholder sold all of the note payable totalling $510,000, which was converted at between $0.001 and $0.10 per share into 42,750,000 common shares by the purchasers of the debt as settlement.

During the year ended December 2010, a director of the Company loaned the Company $53,807.  The advance does not bear interest and has no repayment terms.  The advanced balance on December 31, 2010 and 2009  was $1,807 and $10,000, respectivley, which remains outstanding as of the filing of this Form 10-K.

During the period July to December 2010, the Company accrued $675,000 in management fees and bonuses to directors and officers, which remain outstanding at December 31, 2010.  These amounts remain outstanding as of the filing date of this Form 10-K.

Advances from related parties totaled $107,835 and $66,500 at December 31, 2010 and 2009, respectively.  These advances are non-interest bearing and are due upon demand.

Advances from stockholders totaled $171,509 and $0 at December 31, 2010 and 2009, respectively.  The Company received proceeds of $14,700 and repaid $691 during the year ended December 31, 2010.

6. COMMITMENTS AND CONTINGENCIES

A.	Legal

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.	Operating Leases

We currently lease a laboratory and office space at 2422 S. Trenton Way, Unit H, Denver, CO 80231, under a five year and three month lease, which ends on February 14, 2016.

Lease commitments for monthly base rent are as follows:

  - Year 1 (2011)      $   41,207

  - Year 2 (2012)      $   48,835

  - Year 3 (2013)      $   50,825

  - Year 4 (2014)      $   52,815

  - Year 5 (2015)      $   54,805

  - Year 6 (2016)      $     6,882

                                 $ 255,369

C.	Liabilities

Included in “Accrued expenses” on the balance sheet at December 31, 2009, the Company had payables totaling $35,791 to two former directors, one attorney and a consultant that were incurred in 2006 and 2005, respectively..

  The attorney represented a former related party when it was in negotiations to acquire the Company in 2005. The Company’s position is that this is not its liability as it did not contract the attorney and reversed the liability based on legal opinion.

  The former directors were awarded severance agreements in June 2006 shortly before resigning from the Company. The states statute of limitations expired in June 2010 and the Company accordingly adjusted the liabilities to $0 as no demand was received.

  In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties. From December 31, 2008 through December 31, 2010, the Company did not filed any federal tax returns. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

The Company entered into a license agreement with Rockbrook, Inc. on July 30, 2010.  Under the agreement, the Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement.

As of December 31, 2010, the Company recognized $4,166 as license revenue for fiscal 2010 and $73,334 has been recorded as deferred revenue.

8. EQUIPMENT

	2010 $	2009 $
Equipment	1,567	2,167
Computers	614	478
	2,181	2,645

Property and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets (5 years for equipment).

9. INTANGIBLE ASSETS

	2010 $	2009 $
Intellectual assets, primarily intellectual property	126,000	126,000
Less: accumulated amortization	(57,264)	(31,052)
Net intellectual assets	68,736	94,948

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).  Amortization expense is expected to approximate $21,000 each year for the next three years and 5,736 in year four.

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

11. SUBSEQUENT EVENTS

On January 28, 2011, the Company issued 10,000,000 common shares to consultants for services provided to the Company and for which no payment was received.

On February 2, 2011, the Company issued 3,000,000 common shares to consultants for services provided to the Company and for which no payment was received.

On March 3, 2011, the Company issued 2,000,000 common shares to consultants for services provided to the Company and for which no payment was received.

The aforementioned shares were registered on Form S-8 with the SEC on January 25, 2011, file no. 333-171850.

On March 10, 2011, the Company issued 10,300,000 common shares for settlement of $10,300 of shareholder debt assigned from the shareholder note payable originating on July 1, 2010 and owing at December 31, 2010.

On March 17, 2011, the Company issued 2,000,000 common shares for settlement of $2,000 of shareholder debt assigned from the shareholder note payable originating on July 1, 2010 and owing at December 31, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.  Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2010, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE
Dr. Robert Melamede	63	President & CEO	2009
Richard Cowan	71	CFO, Director and Secretary	2009

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 2010, the Company paid a total of $570,000 in executive compensation, consisting of $120,000 in salary, $250,000 in management fees, and $200,000 in bonuses.  The table below shows the compensation split:

	Bonuses	Cash compensation	Stock issuances	Total Compensation
Dr. Robert Melamede	100,000	$30,000	$-	$130,000
Richard Cowan	100,000	$30,000	$-	$130,000
	200,000	$30,000	$-	$260,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 100,770,574 shares of our common stock issued and outstanding on December 31, 2010.  The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS

_______________________

Bogat Family Trust

#503 - 1155 Robson St.

Vancouver, BC V6E 1B5, Canada

Dr. Robert Melamede (1)

1237 Culebra Avenue

Colorado Springs, CO 80903

Richard Cowan (1)

2950 East Ranchero Dr., Apt 5

Palm Springs, CA 92262

ALL DIRECTORS AND

EXECUTIVE OFFICERS

NUMBER OF SHARES OWNED BENEFICIALLY ______________________ 8,507,000 8,507,000 8,507,000 17,014,000	PERCENT OF SHARES OWNED _________________ 8.44% 8.44% 8.44% 16.88%

(1)  Officer and Director.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At various times throughout fiscal 2010, a director loaned the Company monies that were repaid when company finances permitted.  The amounts loaned bear no interest and without terms or conditions.  It is understood that these monies will be repaid to the director when Company finances permit.  The loan was repaid in full on January 6, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010 was $51,500 and in 2009 was $22,226.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $17,500 per quarter.

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

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits filed with report:

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Dr. Robert Melamede
Date: April 15, 2011	Dr. Robert MelamedePresident, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Robert Melamede	President, Chief Executive	April 15, 2011
Dr. Robert Melamede	Officer, Director

/s/ Richard Cowan	Chief Financial Officer	April 15, 2011
Richard Cowan	Director