Form 10-Q
period 2011-03-31
CANNABIS SCIENCE, INC.
filed 2011-05-13
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2422 S. Trenton Way, Unit H, Denver, CO 80231

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

Yes (  )   No (X)

At May 13, 2011, the Company had outstanding of 134,070,574 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2011

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets March 31, 2011 and December 31, 2010
	March 31, 2011 (Unaudited)	December 31, 2010
	$	$

ASSETS
Current Assets
Cash	10,461	1,190
Prepaid expenses	3,128	18,009
Total current assets	13,589	19,199

Deposits	6,666	6,666
Computer and Equipment, net of accumulated
depreciation of $2,539 and $2,389	2,031	2,181

Intangibles, net of accumulated depreciation
of $62,551 and $57,264	63,449	68,736
TOTAL ASSETS	85,735	96,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	416,649	393,753
Accrued expenses	882,500	675,000
Advances from related parties	138,658	107,835
Advances from officers	1,807	1,807
Notes payable to stockholders	186,109	171,509
Deferred license revenue	62,044	73,334
Total current liabilities and total liabilities	1,687,767	1,423,238

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 134,070,574 shares and
101,170,574, respectively	134,071	101,171
Prepaid consulting	(997,428)	(1,322,630)
Additional paid-in capital	64,247,728	62,091,628
Accumulated deficit	(64,987,403)	(62,197,625)
Total stockholders' deficit	(1,602,032)	(1,326,456)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	85,735	96,782

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREEE MONTHS ENDED MARCH 31, 2011 AND 2010

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2011

(UNAUDITED)

	For the three months ended		Period from January 27, 2005 (inception) to
	March 31,		March 31,
	2011	2010	2011
	$	$	$
Revenue	11,290	-	27,695

Operating Expenses
Investor relations	-	35,500	1,120,792
Professional fees	11,380	1,065	32,662,560
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities	1,487,100	470,000	1,227,637
Depreciation and Amortization	5,437	10,621	64,657
General and administrative	1,296,609	104,925	21,076,469
Total operating expenses	2,800,526	622,111	61,402,343
Net Operating Profit (Loss)	(2,789,236)	(622,111)	(61,374,648)

Other income (expense)	-	-	66,021
Interest expense, net	(542)	-	(153,916)
Beneficial conversion feature	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(2,789,778)	(622,111)	(62,561,535)
Income tax provision	-	-	(2,035,065)
Income tax benefit	-	-	1,210,270
Net tax	-	-	(824,795)

Net Income (Loss) From Continuing
Operations	(2,789,778)	(622,111)	(63,386,330)
Discontinued operations	-	-	(2,425,868)
Income tax benefit	-	-	824,795
Net Loss	(2,789,778)	(622,111)	(64,987,403)

Net loss per common share
- Basic and diluted	$ (0.02)	$ (0.02)

Weighted average number of
common shares outstanding	112,961,685	31,820,714

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to MARCH 31, 2011 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	15,000,000	15,000	669,000	(669,000)	-	15,000
Common stock issued for debt	-	-	17,900,000	17,900	1,487,100	-	-	1,505,000
Amortization of shares issued for services	-	-	-	-	-	994,202	-	994,202
Net loss for the period	-	-	-	-	-	-	(2,789,778)	(2,789,778)
Bal, March 31, 2011	999,999	1,000	134,070,574	134,071	64,247,728	(997,428)	(64,987,403)	(1,602,032)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
		Period from
		January 27,
		2005
	For the three months		(inception) to
	ended March 31,		March 31,
	2011	2010	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,789,778	(622,111	(64,988,540)
Plus:
Net income from discontinued operations	-	-	1,601,073
Total net loss	(2,789,778	(622,111	(63,387,467)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	150	270	15,683
Amortization	5,287	10,351	9532,994
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	1,009,202	58,000	35,806,888
Loss (gain) on settlement of debt	1,487,100	470,000	7,728,288
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	(2,087)
Prepaid expenses and deposits	14,881	-	(9,794)
Inventory	-	-	(29,102)
Accounts payable	22,896	1,065	1,552,434
Deferred license revenue	(11,290	-	62,044
Accrued expenses	207,500	(20,000	(171,555)
Due to related parties	-	(12,286	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(54,052	(114,711	(3,505,979)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(54,052	(114,711	(2,607,052)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	-	94,307
Repayments on advances from officer	-	-	(72,000)
Proceeds from notes payable-stockholders	32,500	-	174,200
Repayments on notes payable-stockholders	-	-	(691)
Advances from related parties	30,823	-	1,185,016
Proceeds from sale of common stock	-	123,286	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	63,323	123,286	2,691,035
NET INCREASE IN CASH	9,271	8,575	10,461
CASH, BEGINNING OF PERIOD	1,190	243	-
CASH, END OF PERIOD	10,461	8,818	10,461

SUPPLEMENTAL CASH FLOW INFORMATION:

Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	-	275,000	475,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	17,900	-	1,166,900
Common stock issued for acquiring
oil and gas leases	-	-	7,906,200
Issuance of common stock for assets	-	-	135,000
Issuance of preferred stock for services	-	-	1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

1.  SUMMARY OF SIGNIFICICANT ACCOUNTING POLICIES

A. Organization and General Description of Business

Cannabis Science, Inc.  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc. On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.

On March 30, 2009, the Company acquired certain assets used to conduct a cannabis research and development business from Steven W. Kubby and Cannex Therapeutics, LLC, (“Cannex”). .  The asset purchase agreement included all of Cannex’ and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.

On April 7, 2009, the Company changed its name to Cannabis Science, Inc., reflecting its new business mission.

The Company is in the business of developing pharmaceutical grade medical cannabis (marijuana) products.  We are working with scientific experts on phytocannabinoid science targeting critical illnesses; adhering to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products.  In sum, the Company is dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance.

Cannabis Science Inc. website is www.cannabisscience.com.

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  The Company will work with Rockbrook to negotiate new license agreement terms, if it’s in the best interest of shareholders of the Company.  Alternatively, the Company will legally enforce the current license agreement if a revised and mutually beneficial license agreement cannot be reached.

B.  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

C.  Interim Financial Statement

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

D.  Use of Estimates

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

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2010 to March 31, 2011 and from inception through March 31, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

F.  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

G. Fair Value Measurements

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

H. Income Taxes

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

J.  Development Stage Enterprise

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

K. Recent Accounting Pronouncements

During the year ended December 31, 2010 and through May 13, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-03.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

L. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $64,988,539 and had a stockholder’s deficit of $1,602,032 at March 31, 2011.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2011, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  RELATED PARTY TRANSACTIONS

As at March 31, 2011, a total of $138,658 (December 31, 2010: $107,835) was due to a related parties.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on July 1, 2010.

4.  NOTES PAYABLE

As at March 31, 2011, a total of $186,109 (December 31, 2010: $171,509) of notes payable are due to stockholders.  A total of $9 is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.  $186,100 is due to a stockholder under promissory notes that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on June 6, 2011 through March 28, 2012.  This stockholder, to whom promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.

5.  COMMON STOCK

During the three-months ended March 31, 2011, the Company issued the following common stock:

On January 28, 2011, the Company issued 10,000,000 common shares of S-8 stock to several consultants for services to be performed for the period February 1, 2011 through January 31, 2012.  The shares had a fair market value of $0.04 per share.

On February 2, 2011, the Company issued 3,000,000 common shares to two consultants for services to be performed for the period February 1, 2011 through January 31, 2012.  The shares had a fair market value of $0.04 per share.

On March 3, 2011, the Company issued 2,000,000 common shares to a consultant for services to be performed for the period March 1, 2011 through August 31, 2011.  The shares had a fair market value of $0.082 per share.

The aforementioned shares were registered on Form S-8 with the SEC on January 25, 2011, file no. 333-171850.

On March 10, 2011, the Company issued 12,600,000 common shares for settlement of $12,600 of shareholder debt assigned from the shareholder note payable originating on July 1, 2010 and owing at December 31, 2010.

On March 30, 2011, the Company issued 5,300,000 common shares for settlement of $5,300 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and owing at December 31, 2010.

6.  EQUIPMENT

Equipment

 $  1,417

Computer

        614

 $  2,031

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

7. INTANGIBLE ASSETS

Intellectual assets, primarily intellectual property                 $ 126,000

Less accumulated amortization

        62,551

   $   63,449

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

9.  SUBSEQUENT EVENTS

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  The Company will work with Rockbrook to negotiate new license agreement terms, if it’s in the best interest of shareholders of the Company.  Alternatively, the Company will legally enforce the current license agreement if a revised and mutually beneficial license agreement cannot be reached.

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

In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants.  The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization.  In addition, the Company changed its accounting year-end from March 31 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006.

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

As part of the Agreement, on April 1, 2009, the Company appointed Mr. Kubby as President and CEO, Richard Cowan as Director and CFO, and Robert Melamede Ph. D., as Director and Chief Science Officer.  Each of them was also appointed as a director.  All of the Company’s current directors then resigned.  On April 7, 2010, the Company changed its name to Cannabis Science, Inc., and obtained a new CUSIP number.  Its shares now trade under the symbol CBIS.OB.  A Form 8-K was timely filed, with a copy of the Asset Acquisition Agreement and Board Resolution ratifying the Agreement provided as exhibits thereto.

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

On May 8, 2009, the Company signed a Share Purchase Agreement to acquire Rockbrook, Inc., a Colorado medical cannabis dispensary.  Due to regulatory changes that prevented a non-Colorado resident from owning a dispensary within the state, the Company signed a mutual termination agreement with Rockbrook on July 27, 2010 to retroactively cancel the acquisition.

Liquidity

The Company has a working capital deficit of $1,674,178 as of March 31, 2011 compared to a working capital deficit of $1,404,039 for the year ended December 31, 2010.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2011 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.

The Company has promissory note payment commitments of $186,100 due to a stockholder over the next 12 months beginning on June 6, 2011 through March 28, 2012.

Contractual Obligations

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5Years	> 5 Years
Operating Lease	$255,369	$41,207	$99,660	$114,502	$0

Capital Resources

The Company has capital resource requirements for laboratory and scientific equipment of approximately $325,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $11,290 for the quarter ended March 31, 2011 compared to $0 for the comparative prior year quarter.  This increase resulted from the Company’s license agreement with Rockbrook signed on August 18, 2010 and the associated recognition of license fees paid by Rockbrook to the Company for the distribution of its products.  We are currently negotiating new license agreement terms with Rockbrook to remove the exclusivity clause and permit the Company to seek other licensees to market its products and add additional license revenues.  The new agreement is expected to be signed on or before May 20, 2011.

Net loss on settlement of liabilities increased by $1,017,100 to $1,487,100 for the three months ended March 31, 2011 compared to $470,000 for the three months ended March 31, 2010.  This increase is due to the Company settling debt through at decreased settlement prices.

General and administrative expenses increased by $1,191,684 to $1,296,609 for the three months ended March 31, 2011 compared to $104,925 for the three months ended March 31, 2010.  This increase is due to increased compensation from new management consulting agreements signed on July 1, 2010 and increased management and consulting expense from S-8 stock issued to consultants for services rendered.

The Company is in the development stage as defined in ASC 915.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On March 10, 2011, the Company issued 12,600,000 common shares for settlement of $12,600 of shareholder debt assigned from the shareholder note payable originating on July 1, 2010 and owing at December 31, 2010.

On March 30, 2011, the Company issued 5,300,000 common shares for settlement of $5,300 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and owing at December 31, 2010.

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

CANNABIS SCIENCE, INC.

               May 12,2011                                                         /s/ Dr. Robert Melamede, President

                         Date                                                             Dr. Robert Melamede, President and

                                                                                            Chief Executive Officer

               May 12, 2011                                                    /s/ Richard Cowan

                                Date                                                            Richard Cowan, Chief Financial Officer