Form 10-Q
period 2011-06-30
CANNABIS SCIENCE, INC.
filed 2011-08-16
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2011

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

Large accelerated    (  )         Accelerated filer   (  )

Non-accelerated filer  (  )       Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (  )   No (X)

As of August 12, 2011, the Company had 171,120,574 shares of Common Stock outstanding.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2011

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets June 30, 2011 and December 31, 2010
	June 30,
	2011	December 31,
	(unaudited) $	2010 $
ASSETS
Current Assets
Cash	942	1,190
Prepaid expenses	3,127	18,009
Total current assets	4,069	19,199

Deposits	6,666	6,666
Computer and Equipment, net of accumulated
depreciation of $3,080 and $2,389	1,490	2,181

Intangibles, net of accumulated amortization
of $67,838 and $57,264	58,162	68,736
TOTAL ASSETS	70,387	96,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	452,080	393,753
Accrued expenses	1,065,318	675,000
Advances from related parties	154,158	107,835
Advances from officers	-	1,807
Notes payable to stockholders	195,855	171,509
Deferred license revenue	-	73,334
Total current liabilities and total liabilities	1,867,411	1,423,238

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 157,320,574 shares and
101,170,574, respectively	157,321	101,171
Prepaid consulting	(425,075)	(1,322,630)
Additional paid-in capital	65,224,103	62,091,628
Accumulated deficit	(66,754,373)	(62,197,625)
Total stockholders' deficit	(1,797,024)	(1,326,456)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	70,387	96,782

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREEE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

			For the six months ended June 30,		Period from January 27, 2005 (inception) to June 30, 2011
	For the three months ended June 30,
	2011	2010	2011	2010
	$	$	$	$	$
Revenue	62,044	-	73,334	-	89,739

Operating Expenses
Investor relations	15,392	10,295	15,392	45,795	1,136,184
Professional fees	33,650	810	45,030	1,875	32,696,210
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities*	884,600	1,007,000	2,371,700	1,477,000	2,112,237
Depreciation and Amortization	5,827	5,557	11,264	16,178	70,484
General and administrative	889,750	568,802	2,186,359	673,727	21,966,219
Total operating expenses	1,829,219	1,592,464	4,629,745	2,214,575	63,231,562
Net Operating Profit (Loss)	(1,767,175)	(1,592,464)	(4,566,411)	(2,214,575)	(63,141,823)

Other income (expense)					66,021
Interest expense, net	205	-	(337)	-	(153,711)
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(1,766,970)	(1,592,464)	(4,556,748)	(2,214,575)	(64,328,505)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	-	-	-	(824,795)

Net Income (Loss) From Continuing
Operations	(1,766,970)	(1,592,464)	(4,556,748)	(2,214,575)	(65,153,300)
Discontinued operations	-	-	-	-	(2,425,868)
Income tax benefit	-	-	-	-	824,795
Net Loss	(1,766,970)	(1,592,464)	(4,556,748)	(2,214,575)	(66,754,373)

Net loss per common share
- Basic and diluted	$ 0.01	$ 0.04	$ 0.04	$ 0.06

Weighted average number of
common shares outstanding	139,219,475	37,824,821	126,364,220	35,265,888

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to JUNE 30, 2011 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	17,250,000	17,250	760,375	(749,900)	-	27,725
Common stock issued for debt	-	-	39,300,000	39,300	2,371,700	-	-	2,411,000
Amortization of shares issued for services	-	-	-	-	-	1,647,455	-	1,647,455
Common shares canceled	-	-	(400,000)	(400)	400	-	-	-
Net loss for the period	-	-	-	-	-	-	(4,556,748)	(4,556,748)
Bal, June 30, 2011	999,999	1,000	157,320,574	157,321	65,224,103	(425,075)	(66,754,373)	(1,797,024)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
			January 27,
			2005
	For the six months		(inception) to
	ended June 30,		June 30,
	2011	2010	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,556,748)	(2,214,575)	(66,754,373)
Plus:
Income from discontinued operations	-	-	1,601,073
Total net loss	(4,556,748)	(2,214,575)	(65,153,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	691	539	16,223
Amortization	10,574	15,639	9,538,281
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	1,675,180	544,600	36,472,866
Loss (gain) on settlement of debt	2,371,700	1,477,000	8,612,888
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	(2,087)
Prepaid expenses and deposits	14,882	-	(9,794)
Inventory	-	-	(29,102)
Accounts payable	58,327	(2,721)	1,587,864
Deferred license revenue	(73,334)	-	-
Accrued expenses	390,318	(33,123)	11,263
Due to related parties	-	79,000	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(108,410)	(133,641)	(3,560,338)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(108,410)	(133,641)	(2,661,411)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	-	94,307
Repayments on advances from officer	(1,807)	-	(73,807)
Proceeds from notes payable-stockholders	63,646	-	205,346
Repayments on notes payable-stockholders	-	-	(691)
Advances from related parties	46,323	-	1,200,516
Proceeds from sale of common stock	-	133,786	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	108,162	133,786	2,735,875
NET INCREASE (DECREASE) IN CASH	(248)	145	942
CASH, BEGINNING OF PERIOD	1,190	243	-
CASH, END OF PERIOD	942	388	942

SUPPLEMENTAL CASH FLOW INFORMATION:
Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	-	275,000	200,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	39,300	1,813,000	1,188,300
Common stock issued for acquiring
oil and gas leases	-	-	7,906,200
Issuance of common stock for assets	-	-	135,000
Issuance of preferred stock for services	-	-	1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

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

On June 8, 2011, a new and non-exclusive license agreement was signed with Rockbrook.  Under the terms of the new agreement, the Company will share revenues on a 50/50 basis with Rockbrook for any Company products sold through the Rockbrook dispensary.  In addition, the Company is released from prior agreements and the world-wide exclusivity clause in the original license agreement, which will permit the Company to pursue other product license and sales agreements.

B.  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

C.  Interim Financial Statement

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with Cannabis Science Inc’s financial statements for the years ended December 31, 2010 and 2009 filed in the Company’s Form 10-K dated April 15, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of expected operating results for the full year.

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

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods April 1, 2011 to June 30, 2011, January 1, 2011 to June 30, 2011, and from inception through June 30, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

K. Recent Accounting Pronouncements

During the year ended December 31, 2010 and through August 12, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-07.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

L. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year. [depreciation and amortization were separate where previously reported as a combined figure for comparative periods]

2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $66,754,373 and had a stockholder’s deficit of $1,797,024 at June 30, 2011.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2011, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  RELATED PARTY TRANSACTIONS

As of June 30, 2011, a total of $154,158 (December 31, 2010: $107,835) was due to a related parties.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on July 1, 2010.

4.  NOTES PAYABLE

As of June 30, 2011, a total of $195,855 (December 31, 2010: $171,509) of notes payable are due to stockholders.  A total of $9 is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.  $195,846 is due to stockholders under promissory notes that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on July 30, 2011 through June 29, 2012.  One of the stockholders, to whom $184,200 in promissory notes are payable, also performs business and accounting services for the Company on a month-to-month basis.

5.  COMMON STOCK

During the three-months ended June 30, 2011, the Company issued the following common stock:

On May 16, 2011, the Company issued 5,000,000 common shares, with a fair market value of $0.05 per share, for settlement of $5,000 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and April 12, 2010 and owing at December 31, 2010.

On June 1, 2011, the Company issued 5,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $5,000 of shareholder debt assigned from the shareholder note payable originating on October 7, 2010 and owing at December 31, 2010.

On June 7, 2011, the Company issued 1,250,000 common shares with a fair market value of $53,625 to several consultants for services rendered to the Company.

On June 13, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and April 12, 2010 and owing at December 31, 2010.

On June 15, 2011, the Company issued 1,000,000 common shares with a fair market value of $40,000 to a consultant for services rendered to the Company.

On June 24, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on June 7, 2010 and owing at December 31, 2010.

On June 29, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

6.  EQUIPMENT

Equipment

 $  1,267

Computer

       223

 $  1,490

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

7. INTANGIBLE ASSETS

Intellectual assets, primarily intellectual property                 $ 126,000

Less accumulated amortization

       67,838

   $   58,162

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

8.  COMMITMENTS

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5Years	> 5 Years
Operating Lease	$237,711	$47,841	$101,651	$88,219	$0

On June 8, 2011, the Company signed a Consulting Agreement with a Consultant.  Under the Agreement, the Company shall issue 1,500,000 144-restricted common shares to the Consultant  upon successfully raising $1,000,000 at $0.10 per common share for the Company.

9.  SUBSEQUENT EVENTS

On July 26, 2011, the Company issued 1,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $1,400 of shareholder debt assigned from the shareholder note payable originating on June 7, 2010 and owing at December 31, 2010.

On July 27, 2011, the Company issued 6,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $6,000 of shareholder debt assigned from the shareholder note payable originating on July 9, 2010 and owing at December 31, 2010.

On July 28, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on June 7, 2010 and owing at December 31, 2010.

On August 8, 2011, the Company issued 3,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,400 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

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

Liquidity

The Company has a working capital deficit of $1,863,342 as of June 30, 2011 compared to a working capital deficit of $1,404,039 for the year ended December 31, 2010.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2011 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.

The Company has promissory note payment commitments of $195,855 due to stockholders over the next 12 months beginning on July 30, 2011 through June 30, 2012.

Contractual Obligations

	Payments due by period
	Total	< 1 Year	1-4 Years	3-5Years	> 5 Years
Operating Lease	$237,711	$47,841	$101,651	$88,219	$0

On June 8, 2011, the Company signed a Consulting Agreement with a Consultant.  Under the Agreement, the Company shall issue 1,500,000 144-restricted common shares to the Consultant upon successfully raising $1,000,000 at $0.10 per common share for the Company.

Capital Resources

The Company has capital resource requirements for laboratory and scientific equipment of approximately $325,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $62,044 and $73,334 for the three and six month periods ended June 30, 2011, respectively, compared to $0 for both comparative prior year periods.  These increases resulted from the Company’s license agreement with Rockbrook signed on August 18, 2010 and the associated recognition of license fees paid by Rockbrook to the Company for the distribution of its products.

Net loss on settlement of liabilities decreased by $122,400 to $884,600 for the three months ended June 30, 2011 compared to $1,007,000 for the three months ended June 30, 2010.  This decrease was due to the Company settling less debt.  For the six months ended June 30, 2011 the net loss on settlement of liabilities increased by $894,700 to $2,371,700 compared to $1,477,000 for the comparable prior year period.  This increase was due to the Company settling debt at decreased settlement prices.

General and administrative expenses increased by $302,948 to $889,750 for the three months ended June 30, 2011 compared to $568,802 for the three months ended June 30, 2010.  General and administrative expenses increased by $1,512,632 to $2,186,359 for the six months ended June 30, 2011 compared to $673,727 for the three months ended June 30, 2010.  These increases are due to increased compensation from new management consulting agreements signed on July 1, 2010 and increased management and consulting expense from stock issued to consultants for services rendered.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On May 16, 2011, the Company issued 5,000,000 common shares, with a fair market value of $0.05 per share, for settlement of $5,000 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and April 12, 2010 and owing at December 31, 2010.

On June 1, 2011, the Company issued 5,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $5,000 of shareholder debt assigned from the shareholder note payable originating on October 7, 2010 and owing at December 31, 2010.

On June 7, 2011, the Company issued 1,250,000 common shares with a fair market value of $53,625 to several consultants for services rendered to the Company.

On June 13, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on March 30, 2010 and April 12, 2010 and owing at December 31, 2010.

On June 15, 2011, the Company issued 1,000,000 common shares with a fair market value of $40,000 to a consultant for services rendered to the Company.

On June 24, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on June 7, 2010 and owing at December 31, 2010.

On June 29, 2011, the Company issued 3,800,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,800 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: August 15, 2011	/s/ Dr. Robert Melamede
Dr. Robert Melamede
President, Chief Executive Officer and Director
(Authorized Officer for Registrant)

Date: August 15, 2011	/s/ Richard Cowan
Richard Cowan
Chief Financial Officer and Director