Form 10-Q/A
period 2011-06-30
CANNABIS SCIENCE, INC.
filed 2011-09-16
CIK 1024626

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

Yes (  )   No (X)

As of August 12, 2011, the Company had 171,120,574 shares of Common Stock outstanding.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2011

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

31.1         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2         Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS   XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema

101.CAL  XBRL Taxonomy Extension Calculation Linkbase

101.LAB  XBRL Taxonomy Extension Label Linkbase

101.PRE  XBRL Taxonomy Extension Presentation Linkbase

101.DEF  XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: September 16, 2011	/s/ Dr. Robert Melamede
Dr. Robert Melamede
President, Chief Executive Officer and Director
(Authorized Officer for Registrant)

Date: September 16, 2011	/s/ Richard Cowan
Richard Cowan
Chief Financial Officer and Director