Form 10-Q
period 2011-09-30
CANNABIS SCIENCE, INC.
filed 2011-11-21
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

WASHINGTON, DC 20002

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011.

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

At November 4, 2011, the Company had outstanding of 241,920,574 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Balance Sheets as of September 30, 2011 and December 31, 2010	F-1
Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period January 27, 2005 (Inception) to September 30, 2011	F-2
Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to September 30, 2011	F-3
Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period January 27, 2005 (Inception) to September 30, 2011	F-5
Notes to Financial Statements	F-6

CANNABIS SCIENCE, INC. (A Development Stage Company) Balance Sheets September 30, 2011 and December 31, 2010
	September 30,
	2011	December 31,
	(unaudited) $	2010 $
ASSETS
Current Assets
Cash	6,190	1,190
Prepaid expenses	3,128	18,009
Total current assets	9,318	19,199

Deposits	6,666	6,666
Computer and Equipment, net of accumulated
depreciation of $3,425 and $2,389	1,145	2,181

Intangibles, net of accumulated amortization
of $73,125 and $57,264	52,875	68,736
TOTAL ASSETS	70,004	96,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	495,844	393,753
Accrued expenses	1,267,761	675,000
Advances from related parties	156,818	107,835
Advances from officers	-	1,807
Notes payable to stockholders	188,055	171,509
Deferred license revenue	-	73,334
Total current liabilities and total liabilities	2,108,478	1,423,238

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 184,120,574 shares and
101,170,574, respectively	184,121	101,171
Prepaid consulting	(283,462)	(1,322,630)
Additional paid-in capital	66,199,303	62,091,628
Accumulated deficit	(68,139,436)	(62,197,625)
Total stockholders' deficit	(2,038,474)	(1,326,456)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	70,004	96,782

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,		Period from January 27, 2005 (inception) to September 30, 2011

	2011	2010	2011	2010
	$	$	$	$	$
Revenue	368	-	73,702	-	90,107

Operating Expenses
Investor relations	17,660	3,205	33,052	49,000	1,153,844
Professional fees	25,115	38,100	70,144	39,975	32,721,324
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities	873,700	945,500	3,245,400	2,422,500	2,985,937
Depreciation and Amortization	5,633	5,555	16,897	21,734	76,116
General and administrative	463,324	1,414,889	2,649,683	2,088,615	22,429,544
Total operating expenses	1,385,431	2,407,249	6,015,176	4,621,824	64,616,993
Net Operating Loss	(1,385,063)	(2,407,249)	(5,941,474)	(4,621,824)	(64,526,886)

Other income (expense)	-	-	(337)	-	66,021
Interest expense, net	-	-	-	-	(153,711)
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(1,385,063)	(2,407,249)	(5,941,812)	(4,621,824)	(65,713,569)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	-	-	-	(824,795)

Net Loss From Continuing
Operations	(1,385,063)	(2,407,249)	(5,941,812)	(4,621,824)	(65,538,364)
Discontinued operations	-	-	-	-	(2,425,868)
Income tax benefit	-	-	-	-	824,795
Net Loss	(1,385,063)	(2,407,249)	(5,941,812)	(4,621,824)	(68,139,437)

Net loss per common share	$ (0.01)	$ (0.04)	$ (0.04)	$ (0.10)
- Basic and diluted

Weighted average number of
common shares outstanding	152,354,688	68,610,163	141,346,215	47,087,870

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to SEPTEMBER 30, 2011 (Unaudited)
					Additional
	Preferred	Common	Paid-in		Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-	-	-	-
Founder's stock issued			83,800	84	(84)	-	-	-
Stock issued for debt			8,000	8	399,992	-	-	400,000
Shares issued for
license agreement			86,188	86	(86)	-	-	-
Effect of reverse merger			13,840	14	(200,014)	-	-	(200,000)
Divestiture of subsidiary
to related party			-	-	544,340	-	-	544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455	-	-	8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)	-	21,164,750
Shares issued for
lease agreement			6,770	7	406,193	-	(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)

					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	20,750,000	20,750	861,875	(851,400)	-	31,225
Common stock issued for debt	-	-	62,600,000	62,600	3,245,400	-	-	3,308,000
Common shares cancelled	-	-	(400,000)	(400)	400	-	-	-
Amortization of shares issued for services	-	-	-	-	-	1,890,568	-	1,890,568
Net loss for the period	-	-	-	-	-	-	(5,941,811)	(5,941,812)
Bal, September 30, 2011	999,999	1,000	184,120,574	184,521	66,199,303	(283,462)	(68,139,436)	(2,038,474)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
			January 27,
			2005
	For the nine months		(inception) to
	ended September 30,		September 30,
	2011	2010	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,941,811)	(4,621,824)	(68,139,436)
Plus:
Income from discontinued operations	-	-	1,601,073
Total net loss	(5,941,811)	(4,621,824))	(66,538,363)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,036	539	16,568
Amortization	15,861	21,194	9,543,568
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	1,921,793	1,450,798	36,719,479
Loss (gain) on settlement of debt	3,245,400	2,422,500	9,486,588
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	(2,087)
Prepaid expenses and deposits	14,881	(12,000)	(9,794)
Inventory	-	-	(29,102)
Accounts payable	102,090	(10,068)	1,631,627
Deferred license revenue	(73,334)	-	-
Accrued expenses	592,761	539,377	213,706
Due to related parties	-	(52,400)	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(121,323)	(148,084))	(3,573,250)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(121,323)	(148,084)	(2,674,323)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	-	94,307
Repayments on advances from officer	(1,807)	-	(73,807)
Proceeds from notes payable to stockholders	79,146	-	220,846
Repayments on notes payable to stockholders	-	-	(691)
Advances from related parties	48,983	9,807	1,203,176
Proceeds from sale of common stock	-	138,786	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	126,323	148,593	2,754,035
NET INCREASE (DECREASE) IN CASH	5,000	509	6,190
CASH, BEGINNING OF PERIOD	1,190	243	-
CASH, END OF PERIOD	6,190	752	6,190

SUPPLEMENTAL CASH FLOW INFORMATION:

Related party note payable	-	-	250,000
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	544,340
Common stock issued for debt	62,600	2,927,000	1,211,600
Common stock issued for acquiring
oil and gas leases	-	-	7,906,200
Issuance of common stock for assets	-	9,000	135,000
Issuance of preferred stock for services	-	-	1,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On August 10, 2011, the Company entered into a Memorandum of Understanding with Presciption Vending Machines, Inc. (“PVM”) to jointly promote and market the PVM products and services in Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceania under a 50% / 50% gross profit sharing arrangement.

B.  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

C.  Interim Financial Statement

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with Cannabis Science Inc’s financial statements for the years ended December 31, 2010 and 2009 filed in the Company’s Form 10-K dated April 15, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of expected operating results for the full year.

D.  Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods July 1, 2011 to September 30, 2011, January 1, 2011 to September 30, 2011, and from inception through September 30, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

K. Recent Accounting Pronouncements

During the year ended December 31, 2010 and through November 4, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-09.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

L. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $68,139,436 and had a stockholder’s deficit of $2,038,474 at September 30, 2011.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2011, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  RELATED PARTY TRANSACTIONS

As of September 30, 2011, a total of $156,818 (December 31, 2010: $107,835) was due to a related party.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a management consulting agreement signed on July 1, 2010.

4.  NOTES PAYABLE

As of September 30, 2011, a total of $188,055 (December 31, 2010: $171,509) of notes payable are due to stockholders.  A total of $9 is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.  $188,046 is due to stockholders under promissory notes that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on July 30, 2011 through June 29, 2012.  One of the stockholders, to whom $184,200 in promissory notes are payable, also performs business and accounting services for the Company on a month-to-month basis.

5.  COMMON STOCK

During the three-months ended September 30, 2011, the Company issued the following common stock:

On July 26, 2011, the Company issued 1,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $1,400 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

On July 27, 2011, the Company issued 6,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $6,000 of shareholder debt assigned from the shareholder note payable originating on July 9, 2010 and July 15, 2010 and owing at December 31, 2010.

On July 28, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.05 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on July 9, 2010 and owing at December 31, 2010.

On August 8, 2011, the Company issued 3,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,400 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

On August 16, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on August 16, 2010 and owing at December 31, 2010.

On September 6, 2011, the Company issued 3,500,000 common shares, with a fair market value of $0.03 per share, for settlement of $3,500 of shareholder debt assigned from the shareholder note payable originating on July 15, 2010 and owing at December 31, 2010.

On September 14, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.03 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on July 30, 2010 and owing at December 31, 2010.

On September 22, 2011, the Company issued 3,500,000 common shares with a fair market value of $105,000 to a consultant for services rendered to the Company; pursuant to a consulting agreement entered into on August 10, 2011 with services to be provided through August 31, 2013.

6.  EQUIPMENT

Equipment

 $  1,117

Computer

          28

 $  1,145

Computer and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

7. INTANGIBLE ASSETS

Intellectual assets, primarily intellectual property                 $ 126,000

Less accumulated amortization

        73,125

   $   52,875

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

8.  COMMITMENTS

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5Years	> 5 Years
Operating Lease	$237,711	$47,841	$101,651	$88,219	$0

On August 10, 2011, the Company signed a Consulting Agreement with a Consultant.  Under the Agreement, the Company shall issue up to $250,000 of common shares, based on the current market price of the Company’s stock, to the Consultant for services rendered from August 10, 2011 to August 31, 2013.  On September 22, 2011 the Company issued 3,500,000 common shares as an initial payment under the Agreement.

9.  SUBSEQUENT EVENTS

On October 4, 2011, the Company issued 6,500,000 common shares with a fair market value of $156,000 to two consultants for services rendered to the Company.  3,500,000 were issued to the same consultant that previously received shares on September 22, 2011 and 3,000,000 shares were issued to a consulting for services rendered to the Company for the period October 1, 2011 to September 30, 2012.

On October 12, 2011, the Company issued 8,000,000 common shares, with a fair market value of $0.022 per share, for settlement of $8,000 of shareholder debt assigned from the shareholder notes payable originating on July 9, 2010, July 15, 2010, and July 30, 2010 and owing at December 31, 2010.

On October 13, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.0224 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on March 2, 2011.

On October 13, 2011, the Company issued 4,500,000 common shares with a fair market value of $100,800 to a consultant for services rendered to the Company for the period October 15, 2011 to October 14, 2012.

On October 25, 2011, the Company issued 300,000 common shares with a fair market value of $0.02 per share for the settlement of $300 of shareholder debt assigned from the shareholder note payable originating on July 15, 2010 and owing at December 31, 2010.

On October 25, 2011, the Company issued 5,500,000 common shares with a fair market value of $0.03 per share for the settlement of $5,500 of shareholder debt assigned from the shareholder note payable originating on July 30, 2010 and August 5, 2010 and owing at December 31, 2010.

On November 4, 2011, the Company issued 30,000,000 common shares with a fair market value of $0.03 per share for the settlement of $5,500 of shareholder debt assigned from the shareholder note payable originating on September 2, 2010, September 17, 2010, and October 7, 2010 and owing at December 31, 2010.

Authorized Share Increase

On November 4, 2011, the Company filed a Certificate of Amendment to increase the authorized number of shares to 951 million comprised of: 100 million Class A Common Stock, 850 million Class B Common Stock, and 1 million Series A Preferred Stock.

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

On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  On March 25, 2008 the Company changed its name to Gulf Onshore, Inc. and began acquired oil and gas leases for production.

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

On August 10, 2011, the Company entered into a Memorandum of Understanding with Presciption Vending Machines, Inc. (“PVM”) to jointly promote and market the PVM products and services in Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceania under a 50% / 50% gross profit sharing arrangement.

Liquidity

The Company has a working capital deficit of $2,099,160 as of September 30, 2011 compared to a working capital deficit of $1,404,039 for the year ended December 31, 2010.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2011 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.

The Company has promissory note payment commitments of $188,055 due to stockholders over the next 12 months through September 30, 2012.

Contractual Obligations

	Payments due by period
	Total	< 1 Year	1-4 Years	3-5Years	> 5 Years
Operating Lease	$237,711	$47,841	$101,651	$88,219	$0

On October 14, 2011, the Company contact the landlord to negotiate a termination of its laboratory lease.  The Company anticipates lease termination costs of approximately $43,000 to be paid over a four month period.  The Company is currently seeking a more suitable location to conduct its laboratory and research and development operations.

On June 8, 2011, the Company signed a Consulting Agreement with a Consultant.  Under the Agreement, the Company shall issue 1,500,000 144-restricted common shares to the Consultant upon successfully raising $1,000,000 at $0.10 per common share for the Company.

On August 10, 2011, the Company signed a Consulting Agreement with a Consultant.  Under the Agreement, the Company shall issue up to $250,000 of common shares to the Consultant, based on the current market price of the Company’s stock.  As of September 30, 2011 the Company had issued 3,500,000 to the Consultant.  Subsequent to the quarter ended September 30, 2011 the Company issued another 3,500,000 to Consultant.  The Company estimates that it must issue approximately another 2,500,000 common shares to fulfill the $250,000 commitment under the Agreement.

Capital Resources

The Company has capital resource requirements for laboratory and scientific equipment of approximately $350,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $0 and $73,334 for the three and nine month periods ended September 30, 2011, respectively, compared to $0 for both comparative prior year periods.  These increases resulted from the Company’s license agreement with Rockbrook signed on August 18, 2010 and the associated recognition of license fees paid by Rockbrook to the Company for the distribution of its products.

Net loss on settlement of liabilities decreased by $71,800 to $873,700 for the three months ended September 30, 2011 compared to $945,500 for the three months ended September 30, 2010.  This decrease was due to the Company issuing more shares for the settlement of less debt and the lower corresponding fair market value of shares issued for settlement.  For the nine months ended September 30, 2011 the net loss on settlement of liabilities increased by $822,900 to $3,245,400 compared to $2,422,500 for the comparable prior year period.  This increase was due to the Company issuing more shares for the settlement of less debt despite the lower corresponding fair market value of shares issued for settlement.

General and administrative expenses decreased by $951,564 to $463,324 for the three months ended September 30, 2011 compared to $1,414,888 for the three months ended September 30, 2010.  General and administrative expenses increased by $561,068 to $2,649,683 for the nine months ended September 30, 2011 compared to $2,088,615 for the nine months ended September 30, 2010.  The decrease for the three months ended September 30, 2011 as compared to the prior year period is due to one-time bonuses for new management consulting agreements signed on July 1, 2010 and increased management and consulting expense from stock issued to consultants for services rendered.  The increase for the nine months ended September 30, 2011 as compared to the prior year period is due to increased management and consulting expenses, office, and laboratory rental expenses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On July 26, 2011, the Company issued 1,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $1,400 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

On July 27, 2011, the Company issued 6,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $6,000 of shareholder debt assigned from the shareholder note payable originating on July 9, 2010 and July 15, 2010 and owing at December 31, 2010.

On July 28, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.05 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on July 9, 2010 and owing at December 31, 2010.

On August 8, 2011, the Company issued 3,400,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,400 of shareholder debt assigned from the shareholder note payable originating on December 16, 2010 and owing at December 31, 2010.

On August 16, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.04 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on August 16, 2010 and owing at December 31, 2010.

On September 6, 2011, the Company issued 3,500,000 common shares, with a fair market value of $0.03 per share, for settlement of $3,500 of shareholder debt assigned from the shareholder note payable originating on July 15, 2010 and owing at December 31, 2010.

On September 14, 2011, the Company issued 3,000,000 common shares, with a fair market value of $0.03 per share, for settlement of $3,000 of shareholder debt assigned from the shareholder note payable originating on July 30, 2010 and owing at December 31, 2010.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
EX-101.INS XBRL INSTANCE DOCUMENT

EX-101.SCH XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE, INC.

Date: November 21, 2011	/s/ Dr. Robert Melamede Dr. Robert Melamede President and Chief Executive Officer

Date November 21, 2011:	/s/ Richard Cowan Dr. Richard Cowan Chief Financial Officer