Form 10-K
period 2011-12-31
CANNABIS SCIENCE, INC.
filed 2012-04-16
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No ☑

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

As of June 30, 2011 [this is supposed to be the most recent 2nd quarter so it shouldn’t be updated], which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s

Common Stock held by non-affiliates of the registrant was $5,271,983 based on the closing sale price of $0.04 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at April 16, 2012:  384,670,574

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’s and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest stockholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.  A Form 8-K reflecting this transaction was timely filed.  Please see Note 1 to the financial statements.

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

On August 18, 2010, the Company entered into a license agreement with Rockbrook, Inc. to license its proprietary medical cannabis products and delivery methods.  Rockbrook is a licensed Colorado medical marijuana dispensary.  Under the license agreement, Rockbrook will pay license fees to Cannabis Science throughout the course of its operation.  As of December 31, 2011, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act Chief Operating Officer of Cannabis Science, Inc.  Dr. Afaneh received 28,500,000 common shares valued at $299,250 under this agreement.  In addition, on February 10, 2012, Dr. Afaneh signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.  In addition, on January 1, 2012, the Company entered into a 25 year management agreement with Bret Bogue to act as Director of Horticulture and head of research and development.  Mr. Bogue received 28,500,000 common shares valued at $299,250 under this agreement. In addition, on February 10, 2012, Mr. Bogue signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares to the principals of GGECO.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane

Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to issued to the principal, Mr. Robert Kane.

The Company is in the development stage as defined in Accounting Standards Codification (“ASC”) Topic 915.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  PROPERTIES

We currently lease a laboratory and office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of April 16, 2012, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries, GGECO or CCI Group, are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2010	HIGH	LOW
Quarter Ending March 31, 2010	0.44	0.21
Quarter Ending June 30, 2010	0.25	0.10
Quarter Ending September 30, 2010	0.11	0.04
Quarter Ending December 31, 2010	0.26	0.04

Fiscal Year Ending December 2011	HIGH	LOW
Quarter Ending March 31, 2011	0.14	0.03
Quarter Ending June 30, 2011	0.09	0.04
Quarter Ending September 30, 2011	0.06	0.02
Quarter Ending December 31, 2011	0.03	0.01

Holders

As of December 31, 2011, there were 235 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.  We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, we did not sell any shares in unregistered offerings

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the three months ended December 31, 2011, the Company entered into debt settlement agreements with several parties as follows:

On October 4, 2011, the Company issued 6,500,000 common shares from the Company’s 2011 Stock Compensation Plan B to two consultants for services rendered with a fair market value of $156,000 based on the closing price of the Company’s common stock on September 28, 2011 which was $0.024 per share.

On October 12, 2011, the Company issued 8,000,000 common shares for settlement of $8,000 of stockholder debt, for a loss on settlement of $168,000, assigned from the stockholder note payable originating on July 15, 2010 and July 30, 2010, and owing at December 31, 2010.

On October 13, 2011, the Company issued 3,000,000 common shares for settlement of $3,000 of stockholder debt, for a loss on settlement of $64,200, assigned from the stockholder note payable originating on March 2, 2011.

On October 13, 2011, the Company issued 4,500,000 common shares from the Company’s 2011 Stock Compensation Plan B to a consultant for services rendered with a fair market value of $100,800 based on the closing price of the Company’s common stock on October 11, 2011 which was $0.0224 per share.

On October 26, 2011, the Company issued 5,800,000 common shares for settlement of $5,800 of stockholder debt, for a loss on settlement of $165,200, assigned from the stockholder note payable originating on July 15, 2010 and August 5, 2010, and owing at December 31, 2010.

On November 4, 2011, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $570,000, assigned from the stockholder note payable originating on August 16, 2010, September 2, 10, 14, and 17, 2010 and October 7 and 13, 2010, and owing at December 31, 2010.

On November 22, 2011, the Company issued 17,000,000 common shares for settlement of $17,000 of stockholder debt, for a loss on settlement of $323,000, assigned from the stockholder note payable originating on August 16, 2010, September 2, 10 and 14, 2010 and October 13, 2010, and owing at December 31, 2010.

On November 23, 2011, the Company issued 9,000,000 common shares for settlement of $9,000 of stockholder debt, for a loss on settlement of $171,000, assigned from the stockholder note payable originating on August 16, 2010, and owing at December 31, 2010.

On December 9, 2011, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $256,500, assigned from the stockholder note payable originating on March 2, 2011.

On December 21, 2011, the Company issued 18,500,000 common shares for settlement of $18,500 of stockholder debt, for a loss on settlement of $166,500, assigned from the stockholder note payable originating on October 13, 2010 and May 18, 2011.

On December 28, 2011, the Company issued 5,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $256,500, assigned from the stockholder note payable originating on March 2, 2011.

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

The Company is undercapitalized, and will be reliant on outside financing from sales of securities or issuance of debt instruments.  Management expects many traditional lenders will be reluctant to provide the Company with capital in light of its financial condition and the nature of its expected business; so that any financing activities will likely be expensive and result in dilution to stockholders of the Company.  In this regard, it should be noted that the Asset Acquisition Agreement among Cannex, the Company and K & D Equity Investments, Inc. contains non-dilution provisions that provided additional shares to K & D in the event our shares are sold privately for less than $1.00 per share.  The Company can make no representation that financing for its business will be available, regardless of cost.

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

The Company's goal is not the legalization of marijuana, but instead the development of FDA-approved and legal non-smoked cannabis-based medicines.  The Company faces not only the challenges of other business at an early stage of development, but special problems arising from the nature of its own business.  Notwithstanding, stockholders and prospective stockholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

Results of Operations

Limited Revenues

Since our inception on January 27, 2005 to December 31, 2011, we have earned limited revenues of $90,107.  During the fiscal year ended December 31, 2011 we generated license revenues of $73,702.  As of December 31, 2011, we had an accumulated deficit of $70,536,669.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $70,513,417 since January 27, 2005 (date of inception) to December 31, 2011.  Our net loss increased, from $8,153,680 for the fiscal year ended December 31, 2010 to $8,339,044 for the fiscal year ended December 31, 2011, an increase of $185,364.  For the fiscal year ended December 31, 2011, our net loss per share was $0.05, compared to a net loss per share of $0.13 per share for the fiscal year ended December 31, 2010.

Expenses

Our total expenses from January 27, 2005 (date of inception) to December 31, 2011 were $67,050,723 and consisted of $1,206,974 in investor relations, $32,806,677 in professional fees, $160,417 in technology license royalties, $5,089,811 in impairment of oil and gas well lease, $4,870,337 in net gain on settlement of liabilities, $81,582 in depreciation and amortization and $22,834,925 in general and administrative fees.  Total expenses increased $221,547 to $8,412,158 for the fiscal year ended December 31, 2011 from total expenses of $8,190,611 for the same period in 2010.

Our investor relations expenses increased $24,680 to $86,182 for the fiscal year ended December 31, 2011 from $61,502 for the same period in 2010.  This was due to increased stock related compensation for investor relations engagements in 2011 from 2010.

Our professional fees decreased $16,599 to $118,749 for the fiscal year ended December 31, 2011 from $135,348 for the same period in 2010 due to decreased securities filing activity.

The loss on settlement of liabilities increased $347,450 to $5,129,800 for the year ended December 31, 2011 from $4,782,350 in 2010.  This increase was due to increased settlement of debt through stock and resulting losses on the settlements.

Our general and administrative expenses decreased by $129,056 from $3,184,121 for the fiscal year ended December 31, 2010 to $3,055,065 for the same period ended December 31, 2011.  The decrease in general and administrative expenses was mainly due to an decrease in management and consulting fees for executives of the Company and consultants.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2011, our current assets totaled $5,325 which was comprised of $2,197 in cash and cash equivalents and $3,128 in prepaid expenses and deposits.  As of December 31, 2011, we had $47,588 in intangible assets, net of accumulated amortization, $6,666 in long-term deposits, and $967 in property and equipment, net of accumulated depreciation.  As of December 31, 2011 we had a working capital deficit of $2,285,621.

Our net loss of $70,573,417 from January 27, 2005 (date of inception) to December 31, 2011 was mostly funded by debt financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2011 our cash position increased slightly by $1,007.

During the fiscal year ended December 31, 2011, we received net cash of $237,480 from financing activities compared to $343,437 for the same period in 2010.  We used net cash of $236,473 in operating activities compared to $341,876 for the same period in 2010.  And we used net cash of $0 in investing activities compared for the fiscal year ended December 31, 2011 compared to $614 for the same period in 2010.

We are currently not in good short-term financial standing.  We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

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

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares to the principals of GGECO.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to issued to the principal, Mr. Robert Kane.

The Company anticipates having to raise additional capital to fund operations over the next 12 months.  To the extent that it is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional public or private offerings of debt or equity securities.

As of December 31, 2011 the Company had two full-time employees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity/(Deficit)	F-5-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying balance sheets of Cannabis Science, Inc. (the “Company”) (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period January 27, 2005 (Inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period January 27, 2005 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 16, 2012

F-2

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS DECEMBER 31, 2011 AND 2010

ASSETS	December 31, 2011 $	December 31, 2010 $
Current assets:
Cash	2,197	1,190
Prepaid expenses and deposits	3,128	18,009
Total current assets	5,325	19,199

Deposits	6,666	6,666
Property and equipment, net of accumulated depreciation (Note 7)	967	2,181

Intangibles, net of accumulated amortization (Note 8)	47,588	68,736

TOTAL ASSETS	60,546	96,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	476,590	393,753
Accrued expenses, primarily management fees	1,163,126	375,000
Advances from related parties	156,818	107,835
Advances from officer	-	1,807
Convertible management bonuses	300,000	300,000
Advances from stockholders	194,413	171,509
Deferred license revenue	-	73,334
Total current liabilities	2,290,947	1,423,238

Commitments and contingencies (Note 6) Stockholders' deficit:

Preferred stock, $.001 par value, 1,000,000 shares authorized, 999,999 shares issued and outstanding at December 31, 2011 and 2010	1,000	1,000
Common stock, $.001 par value, 850,000,000 shares authorized, 305,420,574 issued and outstanding as of December 31, 2011 and 101,170,574 at December 31, 2010	305,421	101,171
Common stock, Class A, $.001 par value, 100,000,000 shares authorized, 0 issued and outstanding as of December 31, 2011 and 2010	-	-
Prepaid consulting	(379,156)	(1,322,630)
Additional paid-in capital	68,379,003	62,091,628
Deficit accumulated during the development stage	(70,536,669)	(62,197,625)
Total stockholders' deficit	(2,230,401)	(1,326,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	60,546	96,782

The accompanying notes are an integral part of these financial statements. F-3

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2011

	December 31, 2011 $	December 31, 2010 $	Period from January 27, 2005 (inception) to December 31, 2011 $ ,
REVENUE	73,702	4,166	90,107

OPERATING EXPENSES
Investor relations	86,182	73,337	1,218,809
Professional fees	118,749	135,348	32,769,929
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities	5,129,800	4,647,500	4,735,487
Depreciation and amortization	22,362	27,290	81,582
General and administrative	3,055,065	3,307,135	22,957,939
Total operating expenses	8,412,158	8,190,611	67,013,974

OPERATING PROFIT (LOSS)	(8,338,456)	(8,186,445)	(66,923,867)

Other income	-	35,791	66,021
Interest expense, net	(588)	(3,026)	(153,962)
Beneficial conversion feature	-	-	(1,098,992)

INCOME (LOSS) BEFORE INCOME TAXES	(8,339,044)	(8,153,680)	(68,110,800)

Income tax provision	-	-	(2,035,065)
Income tax benefit (Note 3)	-	-	1,210,270
	-	-	(824,795)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,339,044)	(8,153,680)	(68,935,595)

Discontinued operations	-	-	(2,425,869)
Income tax benefit	-	-	824,795
	-	-	(1,601,074)

NET INCOME (LOSS)	(8,339,044)	(8,153,680)	(70,536,669)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	(0.05)	(0.13)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	-	-
NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	(0.05)	(0.13)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	152,228,519	63,098,346

The accompanying notes are an integral part of these financial statements. F-4

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT) FOR THE PERIOD FROM jANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2011

				Additional
	Common		Preferred	Paid-in		Prepaid		Accumulated
	Shares	Par $	Shares	Par $	Capital $		Consulting		Deficit $	Totals $

Balance at January 27, 2005	-	-			-		-		-	-

Founder’s Stock Issued	83,800	84			(84)		-		-	-
Stock Issued for Debt	8,000	8			399,992		-		-	400,000
Shares Issued for License Agreement	86,188	86			(86)		-		-	-
Effect of Reverse Merger	13,840	14			(200,014)		-		-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340		-		-	544,340
Net Loss	-	-			-		-		(807,600)	(807,600

Balance at December 31, 2005	191,828	192	-	-	744,148		-		(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455		-		-	8,487,500
Shares Issued for Services	171,080	171			28,798,329		(7,633,750)		-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193		-		(350,200)	56,000
Net Loss	-	-			-		-		(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125		(7,633,750)		(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285		(387,500)			140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650		-		-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657		-			1,066,657
Amortization of shares issued for services	-	-	-	-	-		8,021,250		-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500		-			5,000,000
Net loss	-	-	-	-	-		-		(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217		-		(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335		-		-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1		-		-	-
Common stock issued for cash	10,000	10	-	-	19,990		-		-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010		-		-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000		-		-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230		-		-	128,500
Net Income							-		3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783		-		(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552		-			200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195		-			2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10		-		-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320					2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-		-		-	1,000
Stock issued for assets	2,100,000	2,100			123,900					126,000
Net Loss	-	-	-	-	-		-		(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760		-		(54,043,945)	(1,015,440)
Common stock issued for cash	1,245,800	1,246	-	-	137,540		-		-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978		(3,530,808)		-	166,850
Amortization of shares issued for services	-	-	-	-	-		2,208,178		-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600		-		-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150		-		-	36,500
Shares pending cancelation	400,000	400	-	-	(400)		-		-	-
Net Loss	-	-	-	-	-		-		(8,153,680)	(8,153,680)
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628		(1,322,630)		(62,197,625)	(1,326,456)
Common stock issued for services	37,250,000	36,850	-	-	1,157,575		(1,146,700)		-	47,725
Amortization of shares issued for services	-	-	-	-	-		2,090,174		-	2,090,174
Common stock issued for debt settlements	167,400,000	167,400	-	-	5,129,800		-		-	5,297,200
Net Loss	-	-	-	-	-		-		(8,339,044)	(8,339,044)
Balance at December 31, 2011	305,820,574	305,421	999,999	1,000	68,379,003		(379,156)		(70,536,669)	(2,230,401)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2011

				Additional
	Common		Preferred	Paid-in		Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income						-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Loss	-	-	-	-	-	-	(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	1,245,800	1,246	-	-	137,540	-	-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978	(3,530,808)	-	166,850
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600	-	-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150	-	-	36,500
Shares pending cancelation	400,000	400	-	-	(400)	-	-	-
Net Loss	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	37,250,000	36,850	-	-	1,157,575	(1,146,700)	-	47,725
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Common stock issued for debt settlements	167,400,000	167,400	-	-	5,129,800	-	-	5,297,200
Net Loss	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Balance at December 31, 2011	305,820,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On March 25, 2008, the Company changed its name to Gulf Onshore, Inc.  On June 6, 2008, the Company entered into an Asset Acquisition Agreement with K & D to acquire additional leases (the “Leases”) in exchange for common stock and a Stock Purchase Agreement (“SPA”) with South Beach Live, Inc., a Florida corporation, to purchase 100% of the common shares of Curado Energy Resources, Inc., a Texas corporation (“Curado”).  Curado is registered with the Texas Railroad Commission as an oil and gas well operator, and is the operator for the Leases.  The Company acquired the Leases through Curado, in exchange for shares issued to K & D.  The Company issued South Beach a promissory note for $250,000, payable in 1 year at 10% interest, which was guaranteed by Curado.  The Company consolidated the operations of Curado commencing in 3Q 2008.

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’ and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest stockholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.  A Form 8-K reflecting this transaction was timely filed.

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

B. Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  The financial statements include the accounts of Curado Energy Resources Inc., a former operating subsidiary,  for the period from June 2008 through September 2008.

Cannabis Science, Inc. (formerly Gulf Onshore, Inc.), up until the June 30, 2008 filing has filed as a Development Stage Company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.  The Company currently files as a development stage entity and is devoting its efforts to establish new business in medical marijuana products.

C. Stock Splits

On March 6, 2008 the Directors of Gulf Onshore, Inc. (the “Company) announced a one for ten (1:10) reverse stock split (the “Reverse Split”) and a contemporaneous one for ten (1:10) reduction in the number of the Company’s authorized shares of common stock, par value $0.001 (the "Common Stock"), in accordance with the procedure authorized by Nevada Revised Statutes (“N.R.S.”) §78.207.  The Directors determined that it would be in the Company's best interest to effect the Reverse Split and approved this corporate action by unanimous written consent.  The Reverse Split did not require stockholder approval.  All shares referenced, except where otherwise noted, are net of the Reverse Split.

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

F. Long-Lived Assets & Impairment on oil lease investments

Under ASC Topic 360, “Property, Plant, and Equipment”, the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.  ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

In June 2008 the Company acquired eleven oil well leases in a related party transaction with the majority stockholder, K&D Investments, for 10,000,000 shares.  The value of the stock at the time of the transaction was $2,500,000 and the predecessor cost was $100,000.  Therefore, an impairment of $2,400,000 was recorded related to the transaction and the net cost recorded on the Company’s balance sheet was $100,000.  The Leases were acquired into Curado Energy Resources, Inc., the operator of the Leases, which the Company acquired from South Beach Live, Inc., its most significant creditor.

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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  As a result, the Company’s 4Q 2008, financial statements reflect the disposition of Curado and its assets, and furthermore that the Company, once again, became a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

G. Fair Value of Financial Instruments

Under ASC Topic 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of current assets and current liabilitiesapproximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

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

I. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.  We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties for formerly owned oil and gas properties

The Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement entered into with the Company on July 30, 2010.  As of December 31, 2011, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on. (See Financial Statement Note 6(c))

J. Stock-Based Compensation

Under  ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure  all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) as of January 1, 2006 and recognizes stock-based compensation expense using the modified prospective method.

K. Income Taxes

Under ASC Topic 740, “Income Taxes”, the Company in required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Unfiled Federal Tax Returns

In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties.  For the years ending December 31, 2008 through December 31, 2011, the Company has not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

L. Basic and Diluted Net Earnings (loss) per Share

Under ASC Topic 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2010 to December 31, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

M. Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of ASC Topic 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA along with non-psychotropic medicines for the naturopathy market.

N. Recent Accounting Pronouncements

During the year ended December 31, 2011 and through April 16, 2012, there were several new accounting pronouncements issued by the FASB the most recent of which was update no. 2011-12 – Comprehensive Income: Deferral of the Effective date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

O. Reclassifications

For comparative purposes, certain prior period financial statements have been reclassified to conform with report classifications of the current year.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $70,536,669 and had a stockholder’s deficit of $2,230,401 at December 31, 2011.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2011, the Company had no direct operations and one license agreement for its products.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $7,128,603 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2011 and 2010, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $21,000,000 and $12,600,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2031 for federal tax purposes and 2016 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2011 and 2010.

	2011	2010
Deferred tax assets:
NOL expense (benefit)	$(7,128,603)	$(4,300,931)
Less: valuation allowance	7,128,603	4,300,931
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
Income tax expense (benefit) at
statutory federal rate	$(2,827,672)	34%	$(2,775,142)	34%
State income taxes			-
NOL limitation (Note 3)			-
Increase (decrease) in valuation allowance	2,827,672	-34%	2,775,142	-34%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

4. EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $.001 per share.  These shares have full voting rights.  There were 305,820,574 issued and outstanding as of December 31, 2011.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2011.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of December 31, 2011.

On October 4, 2011, the Company issued 6,500,000 common shares from the Company’s 2011 Stock Compensation Plan B to two consultants for services rendered with a fair market value of $156,000 based on the closing price of the Company’s common stock on September 28, 2011 which was $0.024 per share.

On October 12, 2011, the Company issued 8,000,000 common shares for settlement of $8,000 of stockholder debt, for a loss on settlement of $168,000, assigned from the stockholder note payable originating on July 15, 2010 and July 30, 2010, and owing at December 31, 2010.

On October 13, 2011, the Company issued 3,000,000 common shares for settlement of $3,000 of stockholder debt, for a loss on settlement of $64,200, assigned from the stockholder note payable originating on March 2, 2011.

On October 13, 2011, the Company issued 4,500,000 common shares from the Company’s 2011 Stock Compensation Plan B to a consultant for services rendered with a fair market value of $100,800 based on the closing price of the Company’s common stock on October 11, 2011 which was $0.0224 per share.

On October 26, 2011, the Company issued 5,800,000 common shares for settlement of $5,800 of stockholder debt, for a loss on settlement of $165,200, assigned from the stockholder note payable originating on July 15, 2010 and August 5, 2010, and owing at December 31, 2010.

On November 4, 2011, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $570,000, assigned from the stockholder note payable originating on August 16, 2010, September 2, 10, 14, and 17, 2010 and October 7 and 13, 2010, and owing at December 31, 2010.

On November 22, 2011, the Company issued 17,000,000 common shares for settlement of $17,000 of stockholder debt, for a loss on settlement of $323,000, assigned from the stockholder note payable originating on August 16, 2010, September 2, 10 and 14, 2010 and October 13, 2010, and owing at December 31, 2010.

On November 23, 2011, the Company issued 9,000,000 common shares for settlement of $9,000 of stockholder debt, for a loss on settlement of $171,000, assigned from the stockholder note payable originating on August 16, 2010, and owing at December 31, 2010.

On December 9, 2011, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $256,500, assigned from the stockholder note payable originating on March 2, 2011.

On December 21, 2011, the Company issued 18,500,000 common shares for settlement of $18,500 of stockholder debt, for a loss on settlement of $166,500, assigned from the stockholder note payable originating on October 13, 2010 and May 18, 2011.

On December 28, 2011, the Company issued 5,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $256,500, assigned from the stockholder note payable originating on March 2, 2011.

A. Warrants

A summary of the warrant activity for the years ended December 31, 2011 and 2010 is as follows:

			Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2009	180,000	$67.00
Granted	-	-
Forfeited / Cancelled	(180,000)	-
Exercised	-	-

Outstanding, December 31, 2010	-	-

Granted	-	-
Forfeited / Cancelled	-	-
Exercised	-	-

Outstanding, December 31, 2011	-	-

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

No warrants were outstanding at December 31, 2011 and 2010.  Therefore, there is no applicable weighted-average remaining contractual life to report.  During the years ended December 31, 2011 and 2010 the Company has not issued any warrants.

B. Employee Options

On April 3, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006 Stock Option Plan effective April 3, 2006 (the "Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options of up to 2,500,000 shares of the Company's common stock.  At the time a stock  option  is  granted  under  the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  As of December 31, 2011 and 2010, no options to purchase the Company's common stock have been granted under the Plan.

In September, 2006, the Board of Directors of the Company authorized and approved the adoption of the 2006-1 Consultants and Employees Service Plan effective September 7, 2006 (the "Consultants Plan").  The Plan is administered by the duly appointed compensation committee.  The Plan is authorized to grant stock options and make stock awards of up to 38,000 shares of the Company's common stock.  At the time a stock option is granted under the  Plan,  the compensation  committee  shall fix and determine the exercise  price and vesting schedules  at which such shares of common  stock of the Company may be acquired.  The Consultants Plan was registered on September 15, 2006 and as of December 31, 2006 a total of 37,990 shares had been issued and granted under the Consultants Plan.  During 2011 and 2010 no additional shares were issued.

C. Equity Compensation Plans

On January 25, 2011, the Company created a 2011 Stock Compensation Plan; authorizing the issuance of up to 15,000,000 common shares to staff or consultants for services rendered to or on behalf of the Company.  The Company filed a Registration Statement on Form S-8, file no. 333-171850, to register the shares.

On September 19, 2011, the Company created a 2011 Stock Compensation Plan B; authorizing the issuance of up to 15,000,000 common shares to staff or consultants for services rendered to or on behalf of the Company.  The Company filed a Registration Statement on Form S-8, file no. 333-176910, to register the shares.

There were no options outstanding at December 31, 2011.

5. RELATED PARTY TRANSACTIONS

On October 8, 2008, the Company entered into a line-of-credit agreement with South Beach Live, Inc. (“SBL”).  During 2009, borrowings under this agreement totalled $48,469 which was settled through the issuance of common stock on November 6, 2009 (see below).

On March 25, 2009 Summitt Oil & Gas, Inc. (“SUMMITT”) and 364 Melissa, Ltd. (“MELISSA”) entered into a purchase and sale agreement whereas SUMMITT agreed to assign  its rights with respect to debt of $814,742 plus accrued interest and to sell 400,000 shares of restricted stock for a total of $50,000.  The debt comprises the Secured Convertible Note issued on January 5, 2007, in the amount of $650,000, further advances of $164,742 (total $814,742) and accrued interest of $136,346.  The note is convertible into common stock at $0.01 per share.  The conversion feature of the note is at the option of the note holder and therefore the Company has not accounted for any related expense.

On November 6, 2009 the debt owed to SBL and MELISSA was settled through the issuance of common stock and assignment.  The loss on settlement of debt of $1,458,838 is reflected in the accompanying statement of operations.  The remaining $510,000 of the convertible note was assigned from MELISSA to a stockholder of the Company.

During 2010, the stockholder sold the majority of the note payable totaling $509,991, which was converted at between $0.001 and $0.10 per share into 42,750,000 common shares by the purchasers of the debt as settlement.

The Company accrued $750,000 in management fees and bonuses to directors, officers, and a consultant for the year ended December 31, 2011 compared to $675,000 for the year ended December 31, 2010.  A total of $1,425,000 remains outstanding at December 31, 2011 and as of the filing date of this Form 10-K.

Advances from related parties totaled $156,818 and $107,835 at December 31, 2011 and 2010, respectively.  These advances are non-interest bearing and are due upon demand.

Advances from stockholders totaled $194,413 and $171,509 at December 31, 2011 and 2010, respectively.

The Company borrowed $193 and repaid $2,000 to an officer during the year ended December 31, 2011.

6. COMMITMENTS AND CONTINGENCIES

A.	Legal

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.	Operating Leases

We currently lease office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918 on a month to month basis.

The Company has a commitment of $50,000 in regards to the termination of its previous lease at 2422 S. Trenton Way, Unit H, Denver, CO 80231.  This amount was paid as of March 2012.

C.	Liabilities

Included in “Accrued expenses” on the balance sheet at December 31, 2011, the Company had payables totaling $35,791 to two former directors, one attorney and a consultant that were incurred in 2006 and 2005, respectively.

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

•

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

The Company entered into a license agreement with Rockbrook, Inc. on July 30, 2010.  Under the agreement, the Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement.  As of December 31, 2011, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

As of December 31, 2011, the Company recognized $73,702 as license revenue for fiscal 2011 and $4,166 for fiscal 2010.

7. EQUIPMENT

	2011 $	2010 $
Equipment	967	1,567
Computers	-	614
	967	2,181

Property and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets (5 years for equipment).

8. INTANGIBLE ASSETS

	2011 $	2010 $
Intellectual assets, primarily intellectual property	126,000	126,000
Less: accumulated amortization	(78,412)	(57,264)
Net intellectual assets	47,588	68,736

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).  Amortization expense is expected to approximate $21,000 each year for the next two years and 5,736 in year three.

9. DISCONTINUED OPERATIONS

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

10. SUBSEQUENT EVENTS

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.

On February 24, 2012, the Company issued 3,000,000 common shares from the Company’s 2012 Equity Compensation Plan to a consultant for services rendered with a deemed fair value of $246,000, or $0.082 per share based on the closing price of the Company’s stock on February 23, 2012.

The aforementioned shares were registered on Form S-8 with the SEC on February 14, 2012, file no. 333-179501.

On January 13, 2012, the Company issued 1,000,000 common shares for settlement of $1,000 of stockholder debt, for a loss on settlement of $28,500, assigned from the stockholder note payable originating on June 25, 2011 and owing at December 31, 2011.

On January 20, 2012, the Company issued 46,500,000 common shares for settlement of $46,500 of stockholder debt, for a loss on settlement of $2,613,300, assigned from the stockholder notes payable originating on March 2, March 29, April 2, June 30, and July 1, 2011 and owing at December 31, 2011.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act Chief Operating Officer of Cannabis Science, Inc.  Dr. Afaneh received 28,500,000 common shares valued at $299,250 under this agreement.  In addition, on February 10, 2012, Dr. Afaneh signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.  In addition, on January 1, 2012, the Company entered into a 25 year management agreement with Bret Bogue to act as Director of Horticulture and head of research and development.  Mr. Bogue received 28,500,000 common shares valued at $299,250 under this agreement. In addition, on February 10, 2012, Mr. Bogue signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares to the principals of GGECO, valued at $925,000.

On March 13, 2012, the Company issued 28,500,000 common shares for settlement of $28,500 of stockholder debt, for a loss on settlement of $3,262,500, assigned from the stockholder notes payable originating on August 16, 2010, September 14, 2010, September 17, 2010, October 7, 2010 and June 30, 2011 and owing at December 31, 2011.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane. He also received 250,000 free trading shares.

On March 22, 2012, the Company issued 250,000 common shares with a fair market value of $12,500 to a member of the Company’s scientific advisory board for services rendered.

A stockholder of the Company, Intrinsic Capital Corp., loaned the following monies to Cannabis Science:

$20,000 on January 27, 2012

$10,000 on January 30, 2012

$51,748 on February 24, 2012

$5,000 on March 2, 2012

$25,000 on March 14, 2012

$30,000 on March 29, 2012

$15,000 on April 2, 2012

$25,000 on April 4, 2012

; for total loan proceeds of $181,748.

Subsequent events have been reviewed and included for presentation herein up to and including April 16, 2012.

Appropriate Form 8-K information will be filed after management has determined what information will be required.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.  Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2011, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE
Dr. Robert Melamede	64	President & CEO	2009
Richard Cowan	72	CFO, Director and Secretary	2009

The Directors named above will serve until the next annual meeting of our stockholders.  Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the Board of Directors.  There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Code of Ethics for the Chief Executive Officer, the Principal Financial Officer, and the Chief Operating Officer.

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 2011, the Company accrued a total of $750,000 in executive compensation, consisting of $0 in salary, and $750,000 in management fees.  The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
Dr. Robert Melamede	$250,000	$-	$250,000
Raymond Dabney	250,000		250,000
Richard Cowan	250,000	-	250,000
	$750,000	$-	$750,000

Employment Agreements

Currently, the Company has management agreements with its two executives and a managing partner.

Compensation of Directors

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

We have no tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS

_______________________

Bogat Family Trust

#503 - 1155 Robson St. Vancouver, BC V6E 1B5, Canada

Dr. Robert Melamede (1)

1918 El Parque St. Apt 4, Colorado Springs, CO 80907-6798

Richard Cowan (1)

Haarlemmerstraat 86, Amsterdam, Netherlands 1013EV

ALL DIRECTORS AND

EXECUTIVE OFFICERS

NUMBER OF SHARES OWNED BENEFICIALLY ______________________ 9,090,000 8,507,000 8,507,000 17,014,000	PERCENT OF SHARES OWNED _________________ 2.97% 2.78% 2.78% 8.35%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2011 was $__________ and in 2010 was $51,500.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $__________.

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
99.1 Pro Forma Combined Financial Statements for GGECO University, Inc.

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

Cannabis Science, Inc. By: /s/ Dr. Robert Melamede
Date: April 16, 2012	Dr. Robert Melamede President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Robert Melamede	President, Chief Executive	April 16, 2012
Dr. Robert Melamede	Officer, Director

/s/ Richard Cowan	Chief Financial Officer	April 16, 2012
Richard Cowan	Director