Form 10-Q
period 2012-03-31
CANNABIS SCIENCE, INC.
filed 2012-05-21
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918

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

At May 21, 2012, the Company had outstanding of 602,170,573 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2012

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Consolidated Balance Sheets as at March 31, 2012 and December 31, 2011	F-1
Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period January 27, 2005 (Inception) to March 31, 2012	F-2
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to March 31, 2012	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period January 27, 2005 (Inception) to March 31, 2012	F-5
Notes to Consolidated Financial Statements	F-6

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets March 31, 2012 and December 31, 2011
	March 31,
	2012	December 31,
	(unaudited) $	2011 $
ASSETS
Current Assets
Cash	2,444	2,197
Accounts receivable, related party	25,000	-
Prepaid expenses and deposits	-	3,128
Loans receivable, related party	11,750	-
Total current assets	39,194	5,325

Deposits	-	6,666
Computer and Equipment, net of accumulated
depreciation of $3,753 and $2,839	2,031	967

Intangibles, CCI Group acquisition (Note 1)	90,000	-
Intangibles, GGECO acquisition (Note 1)	959,686	-
Intangibles, net of accumulated depreciation
of $83,699 and $62,551	42,301	47,588
TOTAL ASSETS	1,131,998	60,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	345,656	476,590
Accrued expenses	2,254,018	1,163,126
Advances from related parties (Note 3)	171,703	156,818
Management bonuses	300,000	300,000
Notes payable to stockholders	272,890	194,413
Total current liabilities and total liabilities	3,344,175	2,290,947

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 384,670,574 shares and
305,420, respectively	384,671	305,421
Prepaid consulting	(364,046)	(379,156)
Additional paid-in capital	75,771,014	68,379,003
Accumulated deficit	(78,004,816)	(70,536,669)
Total stockholders' deficit	(2,212,177)	(2,230,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,131,998	60,546

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

	For the three months ended March 31,		Period from Janaury 27, 2005 (inception) to March 31,
	2012	2011	2012
	$	$	$
Revenue	116,135	11,290	206,242

Operating Expenses
Investor relations	15,750	-	1,234,559
Professional fees	193,563	11,380	32,936,492
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Net loss (gain) on settlement of liabilities	6,061,100	1,487,100	10,796,587
Depreciation and Amortization	5,437	5,437	87,019
General and administrative	1,307,881	1,296,609	24,265,820
Total operating expenses	7,583,731	2,800,526	74,597,705
Net Operating Profit (Loss)	(7,467,596	(2,789,236)	(74,391,463)

Other income (expense)	-	-	66,021
Interest expense, net	(550	(542)	(154,512)
Beneficial conversion feature	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(7,468,147	(2,789,778)	(75,578,947)
Income tax provision	-	-	(2,035,065)
Income tax benefit	-	-	1,210,270
Net tax	-	-	(824,795)

Net Income (Loss) From Continuing
Operations	(7,468,147	(2,789,778)	(76,403,742)
Discontinued operations	-	-	(2,425,868)
Income tax benefit	-	-	824,795
Net Loss	(7,467,147	(2,789,778)	(78,004,816)

Net loss per common share
- Basic and diluted	$ (0.02	$ (0.02)

Weighted average number of
common shares outstanding	363,527,717	112,961,685

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to MARCH 31, 2012 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

					Additional
	Preferred		Common	Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	37,250,000	36,850	1,157,575	(1,146,700)	-	47,725
Common stock issued for debt	-	-	167,400,000	167,400	5,129,800	-	-	5,297,200
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Net loss for the period	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Bal, Dec 31, 2011	999,999	1,000	305,820,574	305,421	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	-	-	4,250,000	4,250	281,225	(252,725)	-	32,750
Common stock issued for debt	-	-	75,000,000	75,000	6,061,100	-	-	6,136,100
Amortization of shares issued for services	-	-	-	-	-	267,835	-	267,835
Common stock pending issuance for acquisitions CCI Group and GGECO	-	-	-	-	1,049,686	-	-	1,049,686
Net loss for the period	-	-	-	-	-	-	(7,468,147)	(7,468,147)
Bal, Mar 31, 2012	999,999	1,000	384,670,574	134,071	75,771,014	(364,046)	(78,004,816)	(2,212,177)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
			January 27,
			2005
	For the three months		(inception) to
	ended March 31,		March 31,
	2012	2011	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(7,468,147)	(2,789,778)	(78,004,816)
Less:
Net (income) loss from discontinued operations	-	-	(1,601,073)
Total net loss	(7,468,147)	(2,789,778)	(76,403,742)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	150	150	16,897
Amortization	5,287	5,287	9,554,142
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	300,585	1,009,202	37,236,168
Gifts from stockholders	(50,000)	-	(50,000)
Loss (gain) on settlement of liabilities	(41,135)	-	(41,135)
Loss (gain) on settlement of debt	6,061,100	1,487,100	17,432,088
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	-	(27,087)
Loans receivable	(11,750)	-	(11,750)
Prepaid expenses and deposits	9,794	14,881	-
Inventory	-	-	(29,102)
Accounts payable	(55,726)	22,896	1,709,561
Deferred license revenue	-	(11,290)	-
Accrued expenses	1,132,027	207,500	1,541,098
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(142,815)	(54,052)	(3,678,303)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(142,815)	(54,052)	(2,779,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	-	94,50
Repayments on advances from officer	-	-	(74,000)
Proceeds from notes payable-stockholders	143,062	32,500	362,237
Repayments on notes payable-stockholders	-	-	(691)
Advances from related parties	-	30,823	1,163,093
Proceeds from sale of common stock	-	-	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	143,062	63,323	2,855,342
NET INCREASE IN CASH	247	9,271	2,444
CASH, BEGINNING OF PERIOD	2,197	1,190	-
CASH, END OF PERIOD	2,444	10,461	2,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	32,750	7,409,133	7,441,883
Net liabilities assumed with recapitalization	-	200,000	200,000
Divestiture of subsidiaary to related party	-	794,340	794,340
Common stock issued for settlement of debt	6,061,100	13,762,550	19,823,650
Debt converted into common stock	75,000	677,391	752,391
Common stock issued for acquiring oil & gas leases	-	7,906,200	7,906,200
Common stock issued for assets	-	126,000	126,000
Preferred stock isued for services	-	1,000	1,000
Common stock for loss on acquisition write-off	-	36,500	36,500
Accounts payable paid through note payable, stockholder	10,415	112,829	123,244
Accounts payable paid by related parties	13,884	40,083	53,967
Accounts payable paid through stockholder gift	50,000	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

On October 6, 2008, in the face of further oil price declines and general economic conditions, the Company and South Beach entered into an Accord and Satisfaction Agreement under which the Company surrendered its interest in the Putnam “M” oil and gas lease in Throckmorton Co., Texas in exchange for a complete release on the Promissory Note and Line of Credit.  In addition, the Company waived any claim on the shares of Curado common stock that secured the Promissory Note or the assets of Curado.  South Beach then made claim against Curado under the guarantee agreement and then exercised its rights under the collateral agreement.  As a result, the Company’s 4Q 2008, consolidated financial statements reflected the disposition of Curado and its assets, and furthermore that the Company has, once again, become a Development Stage Company seeking a new business partner or acquisition.  A Form 8-K reflecting this transaction was timely filed.

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of March 31, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended March 31, 2012.

In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act Chief Operating Officer of Cannabis Science, Inc.  Dr. Afaneh received 28,500,000 common shares valued at $299,250 under this agreement.  In addition, on February 10, 2012, Dr. Afaneh signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.  In addition, on January 1, 2012, the Company entered into a 25 year management agreement with Bret Bogue to act as Director of Horticulture and head of research and development.  Mr. Bogue received 28,500,000 common shares valued at $299,250 under this agreement. In addition, on February 10, 2012, Mr. Bogue signed a management bonus agreement where he received 5,000,000 common shares valued at  $185,000 as a signing bonus for entering into his management agreement. These common shares were issued on April 24, 2012.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at March 31, 2012.. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $90,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500. The preliminary valuation of the CCI Group acquisition totaling $90,000 has been allocated to intangibles as at March 31, 2012.

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

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through March 31, 2012 were deemed immaterial and not consolidated with the consolidated financial statements of the Company for the three months ended March 31, 2012.  The Company will consolidate the results of GGECO once they are deemed material and/or the valuation and allocation of the $984,686 purchase price has been completed by an independent valuator, which is anticipated on or before September 30, 2012.  The deemed value of shares issued for the acquisition of GGECO have been included in intangibles as of March 31, 2012.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through March 31, 2012 were determined to have no business activities and therefore not consolidated with the consolidated financial statements of the Company for the three months ended March 31, 2012.  The Company will consolidate the results of CCI once they are deemed material and an allocation of the $90,000 purchase price has been completed, which is anticipated on or before June 30, 2012. The deemed value of shares issued for the acquisition of the CCI Group have been included in intangibles as of March 31, 2012.

C.  Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

D.  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2012 to March 31, 2012 and from inception through March 31, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

H. Fair Value Measurements

Under ASC Topic 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

I. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.  We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties for formerly owned oil and gas properties

The Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement entered into with the Company on July 30, 2010.  As of March 31, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

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

N. Recent Accounting Pronouncements

During the year ended December 31, 2011 and through May 21, 2012, there were several new accounting pronouncements issued by the FASB the most recent of which was update no. 2011-12 – Comprehensive Income: Deferral of the Effective date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

O. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year

2.  GOING CONCERN

The accompanying consolidated financial statementshave been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $78,004,816 and had a stockholder’s deficit of $2,212,177 at March 31, 2012.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2012, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  RELATED PARTY TRANSACTIONS

As at March 31, 2012, a total of $171,703 (December 31, 2011: $156,818) was due to Bogat Family Trust.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On February 9, 2012, three management personnel signed five year management consulting agreements and each received consideration of a 5,000,000 free-trading common shares bonus and 36,833,333 144-restricted common shares in the Company, for a combined fair market value of $1,526.917 each.

For the three months ended March 31, 2012, $115,482 in management fees and $562,500 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

4.  NOTES PAYABLE

As at March 31, 2012, a total of $272,890 (December 31, 2011: $194,413) of notes payable are due to stockholders.  A total of $155 (December 31, 2011: $9) is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.  $272,735 (December 31, 2011: $194,404) is due to a stockholder under promissory notes that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on June 29, 2012 through March 28, 2013.  This stockholder, to whom the promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.

5.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $.001 per share.  These shares have full voting rights.  There were 384,670,574 issued and outstanding as of March 31, 2012.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of March 31, 2012.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of March 31, 2012.

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

During the three-months ended March 31, 2012, the Company issued the following common stock:

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

On March 20, 2012, the Company issued 28,500,000 common shares for settlement of $28,500 of stockholder debt, for a loss on settlement of $3,262,500, assigned from the stockholder notes payable originating on August 16, 2010, September 14, 2010, September 17, 2010, October 7, 2010 and June 30, 2011 and owing at December 31, 2011.

On March 22, 2012, the Company issued 250,000 common shares with a fair market value of $12,500 to a member of the Company’s scientific advisory board for services rendered.

6.  EQUIPMENT

Accumulated

Cost

Depreciation

NBV Mar 31

Equipment

$ 3,000

$ 2,183

$  817

Computers

1,570

1,570

-

$ 4,570

$ 3,753

$  817

Computers and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

7. INTANGIBLE ASSETS

Intellectual assets, primarily intellectual property                 $ 126,000

Less accumulated amortization

        83,699

   $   42,301

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

9.  SUBSEQUENT EVENTS

On April 17, 2012, the Company entered into management agreements with two consultants.  Under the agreements the consultants will earn a total of 3,250,000 common shares with a fair market value of $448,500 for services rendered. In addition, the consultants will earn a bonus of 1,250,000 common shares with a fair market value of $172,500 upon completion of the first milestone under the agreements. These shares have not been issued as of May 21, 2012.

On April 24, 2012, the Company issued 28,500,000 common shares with a fair market value of $299,250 to a consultant under a 25-year management agreement for services to be rendered to the Company, which was entered into on January 1, 2012.

On April 24, 2012, the Company issued 28,500,000 common shares with a fair market value of $299,250 to a consultant under a 25-year management agreement for services to be rendered to the Company, which was entered into on January 1, 2012.

On April 24, 2012, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO University, Inc. under a share purchase agreement.

On April 24, 2012, the Company issued 110,499,999 common shares with a fair market value of $4,143,750 to three management consultants for services rendered under 5-year consulting agreements entered into on February 9, 2012.

On April 24, 2012, the Company issued 15,000,000 common shares from the Company’s 2012 Equity Compensation Plan with a fair market value of $562,500 to three management consultants for services rendered under management bonus agreements entered into on February 9, 2012.

On April 24, 2012, the Company issued 10,000,000 common shares from the Company’s 2012 Equity Compensation Plan with a fair market value of $370,000 to two management consultants for services rendered under signing bonus agreements entered into on February 10, 2012.

All applicable expenses relating to the aforementioned share issuances under the agreements originating prior to the three months ended March 31, 2012 were accrued for the quarter; totaling $120,825 in management fees and $920,500 in management bonuses.

Common shares reconciliation table:

Issued and outstanding as of March 31, 2012…                                      384,670,574

Subsequent events issuances…                                                                217,499,999

Issued and outstanding as of May 21, 2012…                                         602,170,573

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

On March 30, 2009, the Company entered into an agreement with Cannex Therapeutics, LLC, (“Cannex”) a California limited liability company, and its principal, medical cannabis pioneer and entrepreneur Steven W. Kubby, to acquire all of their interest in certain assets used to conduct a cannabis research and development business.  The asset purchase agreement includes all of Cannex’s and Kubby’s intellectual property rights, formulas, patents, trademarks, client base, hardware and software, including the website www.phytiva.com.  The Company and its largest shareholder, K & D Equities, Inc., exchanged a total of 10,600,000 shares of common stock for the assets of Cannex; the Company issued 2,100,000 shares to Cannex, and K & D transferred 8,500,000 shares to Cannex and others.  A Form 8-K reflecting this transaction was timely filed.  Please see Note 6 to the consolidated financial statements.

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of March 31, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended March 31, 2012.

In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act Chief Operating Officer of Cannabis Science, Inc.  Dr. Afaneh received 28,500,000 common shares valued at $299,250 under this agreement.  In addition, on February 10, 2012, Dr. Afaneh signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.  In addition, on January 1, 2012, the Company entered into a 25 year management agreement with Bret Bogue to act as Director of Horticulture and head of research and development.  Mr. Bogue received 28,500,000 common shares valued at $299,250 under this agreement. In addition, on February 10, 2012, Mr. Bogue signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement. These common shares were issued on April 24, 2012.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at March 31, 2012.. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $90,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500. The preliminary valuation of the CCI Group acquisition totaling $90,000 has been allocated to intangibles as at March 31, 2012. These shares have not been issued.

Liquidity

The Company has a working capital deficit of $3,304,981 as of March 31, 2012 compared to a working capital deficit of $2,285,622 for the year ended December 31, 2011.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2012 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $272,890 due to stockholders over the next 12 months beginning on June 29, 2012 through March 28, 2013.

Contractual Obligations

None.

Capital Resources

The Company has capital resource requirements for supplies, laboratory and scientific equipment of approximately $625,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $25,000 for the quarter ended March 31, 2012 compared to $11,290 for the comparative prior year quarter.  This increase resulted from the Company’s license agreement with Apothecary Genetics Investments LLC signed on February 9, 2012 and the associated recognition of license fees owed for the first quarter of fiscal 2012 for the licensing of its products.

The Company recognized miscellaneous revenue of $91,135 resulting from a gain on settlement of a liabilities of $41,135 and a $50,000 gift from a stockholder for a third-party lease payout.

Net loss on settlement of debt increased by $4,574,000 to $6,061,100 for the three months ended March 31, 2012 compared to $1,487,100 for the three months ended March 31, 2011.  This increase is due to the Company settling debt through at decreased settlement prices and the associated higher market value of shares issued for settlement.

General and administrative expenses increased by $11,272 to $1,307,881 for the three months ended March 31, 2012 compared to $1,296,609 for the three months ended March 31, 2011.  This increase is due to stock compensation expense pursuant to new management consulting and bonus agreements signed on January 1, 2012 through February 10, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we have issued securities using exemptions available under the Securities Act of 1933:

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

On March 20, 2012, the Company issued 28,500,000 common shares for settlement of $28,500 of stockholder debt, for a loss on settlement of $3,262,500, assigned from the stockholder notes payable originating on August 16, 2010, September 14, 2010, September 17, 2010, October 7, 2010 and June 30, 2011 and owing at December 31, 2011.

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

CANNABIS SCIENCE, INC.

Date: May 21, 2012	/s/ Dr. Robert Melamede Dr. Robert Melamede President and Chief Executive Officer

Date May 21, 2012	/s/ Richard Cowan Dr. Richard Cowan Chief Financial Officer