Form 10-K/A
period 2011-12-31
CANNABIS SCIENCE, INC.
filed 2012-08-20
CIK 1024626

10-K 1 csi10k2011.htm FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

 ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number:  000-28911

CANNABIS SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

6946 N Academy Blvd, Suite B #254 Colorado Springs, CO 80918	(888) 889-0888
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”).  The Registrant is filing this Amendment in response to a comment letter received from the Commission.  The following changes were made to the filing:  (1) we included our Statement of Cash Flows which was inadvertently omitted from the Original Filing; (2) inclusion that there has been no change in internal control over financial reporting during the last fiscal quarter; (3) inclusion of a biography of our new Chief Operating Officer, Dr. Mohammad Afaneh; (4) inclusion of all related party transactions; and (5) inclusion of additional exhibits.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2011

	December 31, 2011 $	December 31, 2010 $	Period from January 27, 2005 (inception) to Dec 31, 2011 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(8,339,044)	(8,153,680)	(70,536,669)
Plus:
Net (income) loss from discontinued operations	-	-	(1,601,074)
Income (loss) from continuing operations	(8,339,044)	(8,153,680)	(68,935,596)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	1,214	1,078	16,747
Amortization	21,148	26,212	9,548,855
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	2,137,900	2,375,028	36,935,494
Loss on settlement of debt	5,129,800	4,782,350	11,370,988
Loss on acquisition write-off	-	36,500	36,500
Changes in certain assets and liabilities:
Accounts receivable	-	-	(2,087)
Prepaid expenses and deposits	14,881	(24,675)	(9,794)
Inventory	-	-	(29,102)
Accounts payable	235,748	(19,109)	1,765,287
Deferred license revenue	(73,334)	73,334	-
Accrued expenses, including management fees	788,126	561,086	409,071
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,982
CASH FLOWS USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(83,561)	(341,876)	(3,535,488)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927

NET CASH USED IN OPERATING ACTIVITIES	(83,561)	(341,876)	(2,636,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	(614)	(43,522)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(614)	(73,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note – related party	-	-	951,342
Proceeds from advances from officer	193	94,307	94,500
Repayments on advances from officer	(2,000)	(72,000)	(74,000)
Proceeds from advances from stockholders	77,475	141,700	219,175
Repayments on advances from stockholders	-	(691)	(691)

Advances from related parties	8,900	41,335	1,163,093
Proceeds from the sale of common stock and subscriptions	-	138,786	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	84,568	343,437	2,712,280

NET INCREASE IN CASH	1,007	947	2,197
CASH, BEGINNING OF PERIOD	1,190	243	-
CASH, END OF PERIOD	2,197	1,190	2,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,194,425	3,697,658	7,409,133
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	5,297,200	5,292,350	13,762,550
Debt converted into common stock	167,400	509,991	677,391
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	-	-	126,000
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	36,500	36,500
Accounts payable paid through note payable, stockholder	112,829	-	112,829
Accounts payable paid directly by related parties	40,083	0	40,083

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the last fiscal quareter or period covered by this report on  Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2012, the Company appointed Dr. Mohammad Afaneh as its Chief Operating Officer. Dr. Moe Afaneh, Pharm.D. is an expert in medicine and in operation management. Dr. Afaneh attended Nova Southeastern University in 2004, where he received his Doctor of Pharmacy degree. He also has his Bachelor of Science degree, in pre-medicine.  Dr. Moe Afaneh is a certified orthotic fitter. Dr. Afaneh is a member of a number of industry-related organizations, which includes the Broward County Pharmacy Association, the Florida Pharmacy Association, Rx Pattern Analysis Tracking Robberies & Other Losses, and the American Pharmacists Association. He is also an affiliate of the Florida Business Leaders, the Republican Leadership Committee, the Reagan Congressional Commission and The National Science Board. Dr. Afaneh has received accolades from the National Republican Congressional Committee’s prestigious Congressional Medal of Distinction, and the Congressional Order of Merit.  From June 2007 to December 2011, Dr. Afaneh was the CEO of AIP Healthcare Services, a private healthcare company.  From May 2008 to May 2010, Dr. Afaneh was Owenr and VP of Family Health Clinics.  From September 2009 to Present, Dr. Afaneh is Vice President of New and Used Wholesale Tires, a private company.

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 2011, the Company accrued a total of $750,000 in executive compensation, consisting of $0 in salary, and $750,000 in management fees.  The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
Dr. Robert Melamede	$250,000	$-	$250,000
Raymond Dabney	250,000	-	250,000
Richard Cowan	250,000	-	250,000
	$750,000	$-	$750,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

The Company accrued $750,000 in management fees and bonuses to directors, officers, and a consultant for the year ended December 31, 2011.

Advances from related parties totaled $156,818 December 31, 2011.  These advances are non-interest bearing and are due upon demand.

Advances from stockholders totaled $194,413 at December 31, 2011.

The Company borrowed $193 and repaid $2,000 to an officer during the year ended December 31, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2011 was  $28,000 and in 2010 was $51,500.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $18,000 .

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

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits filed with report:

10.1	Rockbrook, Inc. - Non-Exclusive Commercial Licensing Agreement
10.2	Rockbrook, Inc. - Non-Exclusive Commercial Licensing Amendment
10.3	Rockbrook, Inc. - Non-Exclusive Commercial Licensing Mutual Termination Agreement
10.4	Various Debt Settlement Agreements entered into during the last quarter
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
*99.1	Pro Forma Combined Financial Statements for GGECO University, Inc.
99.2	Stock Compensation Plan
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE, INC. By: /s/ Dr. Robert Melamede
Date: August 17, 2012	Dr. Robert Melamede President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Robert Melamede	President, Chief Executive Officer, Director	August 17, 2012
Dr. Robert Melamede

/s/ Richard Cowan	Chief Financial Officer, Director	August 17, 2012
Richard Cowan