Form 10-Q/A
period 2012-05-31
CANNABIS SCIENCE, INC.
filed 2012-08-20
CIK 1024626

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on May 21, 2012 (the “Original Filing”).  The Registrant is filing this Amendment in response to a comment letter received from the Commission.  The Registrant amended the Original filing to file additional exhibits requested by the Commission.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Various Management and Bonus Agreements
10.2	License Agreement – Apothecary Genetics Investments LLC
10.3	Share Purchase Agreement – GGECO University, Inc.
10.4	Share Purchase Agreement – Cannabis Consulting Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE, INC.

Date: August 17, 2012	/s/ Dr. Robert Melamede Dr. Robert Melamede President and Chief Executive Officer

Date August 17, 2012	/s/ Richard Cowan Dr. Richard Cowan Chief Financial Officer