Form 10-Q
period 2012-06-30
CANNABIS SCIENCE, INC.
filed 2012-08-20
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012.

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

Yes (  )   No (X)

At August 16, 2012, the Company had outstanding of 691,770,573 shares of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2012

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Consolidated Balance Sheets as at June 30, 2012 and December 31, 2011	F-1
Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and for the period January 27, 2005 (Inception) to June 30, 2012	F-2
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to June 30, 2012	F-3
Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and for the period January 27, 2005 (Inception) to June 30, 2012	F-5
Notes to Consolidated Financial Statements	F-6

3

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets June 30, 2012 and December 31, 2011
	June 30,
	2012	December 31,
	(unaudited) $	2011 $
ASSETS
Current Assets
Cash	4,411	2,197
Accounts receivable, related party	87,230	-
Inventory	60,258	-
Prepaid expenses and deposits	28,565	3,128
Loans receivable, related party	11,750	-
Total current assets	192,214	5,325

Deposits	4,000	6,666
Computer and Equipment, net of accumulated
depreciation of $3,903 and $2,839	3,107	967

Intangibles, CCI acquisition (Note 1)	147,000	-
Intangibles, GGECO acquisition (Note 1)	946,963	-
Intangibles, Goldsmith Health Care (Note 1)	457,500	-
Intangibles, net of accumulated depreciation
of $88,986 and $62,551	39,194	47,588
TOTAL ASSETS	1,789,977	60,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	500,266	476,590
Accrued expenses	1,249,941	1,163,126
Advances from related parties (Note 3)	198,703	156,818
Management bonuses	300,000	300,000
Notes payable to related parties (Note 3)	155,000
Notes payable to stockholders	529,690	194,413
Total current liabilities and total liabilities	2,933,600	2,290,947

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding, 653,620,573 shares and
305,420,574, respectively	653,621	305,421
Prepaid consulting	(4,513,096)	(379,156)
Additional paid-in capital	85,214,528	68,379,003
Accumulated deficit	(82,499,676)	(70,536,669)
Total stockholders' deficit	(1,143,623)	(2,230,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,789,977	60,546

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,		Period from January 27, 2005 (inception) to June 30, 2012

	2012	2011	2012	2011
	$	$	$	$	$
Revenue	7,471	62,044	123,606	73,334	213,713

Operating Expenses
Investor relations	62,851	15,392	78,601	15,392	1,297,410
Professional fees	33,285	33,650	226,848	45,030	32,996,777
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities*	3,207,200	884,600	9,268,300	2,371,700	14,003,787
Depreciation and Amortization	5,437	5,827	10,874	11,264	92,456
General and administrative	1,192,398	889,750	2,500,279	2,186,359	25,458,218
Total operating expenses	4,501,171	1,829,219	12,084,902	4,629,745	79,098,876
Net Operating Profit (Loss)	(4,493,699)	(1,767,175)	(11,961,295)	(4,566,411)	(78,885,162)

Other income (expense)	-	-	-	-	66,021
Interest expense, net	(361)	205	(911)	(337)	(154,873)
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(4,494,661)	(1,766,970)	(11,962,207)	(4,556,748)	(80,073,007)

State income taxes paid	(800)	-	(800)	-	(800)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	(800)	-	(800)	-	(825,595)

Net Income (Loss) From Continuing
Operations	(4,494,861)	(1,766,970)	(11,963,007)	(4,556,748)	(92,868,608)

Discontinued operations	-	-	-	-	(2,425,869)
Income tax benefit	-	-	-	-	824,795
	-	-	-	-	(1,601,074)
Net Loss	(4,494,861)	(1,766,970)	(11,963,007)	(4,556,748)	(94,469,682)

Net loss per common share
- Basic and diluted	$ (0.01)	$ 0.01	$ (0.03)	$ 0.04

Weighted average number of
common shares outstanding	586,405,738	139,219,475	474,966,727	126,364,220

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to JUNE 30, 2012 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accumulated
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued			83,800	84	(84)			-
Stock issued for debt			8,000	8	399,992			400,000
Shares issued for
license agreement			86,188	86	(86)			-
Effect of reverse merger			13,840	14	(200,014)			(200,000)
Divestiture of subsidiary
to related party			-	-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment			45,500	45	8,487,455			8,487,500
Shares issued for
service			171,080	171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement			6,770	7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service			63,020	63	528,285	(387,500)		140,848
Shares issued for
debt			350,000	350	349,650			350,000
Amortization of
beneficial conversion
feature					1,066,657			1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties			500,000	500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

The accompanying notes are an integral part of these consolidated financial statements.

					Additional
	Preferred		Common		Paid-in	Prepaid	Accumulated
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	37,250,000	36,850	1,157,575	(1,146,700)	-	47,725
Common stock issued for debt	-	-	167,400,000	167,400	5,129,800	-	-	5,297,200
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Net loss for the period	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Bal, Dec 31, 2011	999,999	1,000	305,820,574	305,421	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	-	-	199,999,999	200,000	6,208,725	(4,827,475)	-	1,581,250
Common stock issued for debt	-	-	117,200,000	117,200	9,268,300	-	-	9,385,500
Amortization of shares issued for services	-	-	-	-	-	693,535	-	693,535
Common stock issued for acquisitions CCI, Goldsmith and GGECO	-	-	31,000,000	31,000	1,358,500	-	-	1,389,500
Net loss for the period	-	-	-	-	-	-	(11,963,007)	(11,963,007)
Bal, Jun 30, 2012	999,999	1,000	653,620,573	653,621	85,214,528	(4,513,096)	(82,499,676)	(1,143,623)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months		Period from January 27, 2005 (inception) to
	ended June 30,		June 30,
	2012	2011	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(11,963,007)	(4,556,748)	(82,499,676)
Less:
Net (income) loss from discontinued operations	-	-	(1,601,074)
Total net loss	(11,963,007)	(4,556,748)	(80,898,602)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	300	691	17,047
Amortization	8,394	10,574	9,557,249
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	2,274,785	1,675,180	39,210,368
Loss (gain) on settlement of debt	9,278,800	2,371,700	20,649,788
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable	(87,230)	-	(89,317)
Loans receivable	(11,750)	-	(11,750)
Prepaid expenses and deposits	(17,771)	14,882	(27,565)
Inventory	(60,258)	-	(89,360)
Accounts payable	125,755	58,327	1,891,042
Deferred license revenue	-	(73,334)	-
Accrued expenses	86,815	390,318	495,886
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(365,166)	(108,410)	(3,900,654)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(365,166)	(108,410)	(3,001,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	(11,963)	-	(11,963)
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	(2,440)	-	(45,962)
CASH FLOWS USED IN INVESTING ACTIVITIES	(14,403)	-	(87,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	2,000	-	96,500
Repayments on advances from officer	-	(1,807)	(74,000)
Proceeds from notes payable-stockholders	379,783	63,646	598,958
Repayments on notes payable-stockholders	-	-	(691)
Advances from related parties	-	46,323	1,163,093
Proceeds from sale of common stock	-	-	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	381,783	108,162	3,094,063
NET INCREASE IN CASH	2,214	(248)	4,411
CASH, BEGINNING OF PERIOD	2,197	1,190	-
CASH, END OF PERIOD	4,411	942	4,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	6,408,725	-	13,817,858
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	9,385,500	39,300	23,148,050
Debt converted into common stock	106,700	-	784,091
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	1,389,500	-	1,515,500
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	-	36,500
Acquisition payment paid through note payable, related party	150,000	-	150,000
Prepaid license fees paid through note payable, related party	5,000	-	5,000
Accounts payable paid through note payable, stockholder	62,194	-	175,023
Accounts payable paid by related parties	13,884	-	53,967
Accounts payable paid through stockholder gift	50,000	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

On May 8, 2009, the Company signed a Share Purchase Agreement to acquire Rockbrook, Inc. (“Rockbrook”), a Colorado medical cannabis dispensary.  Due to regulatory changes that prevented a non-Colorado resident from owning a dispensary within the state, the Company signed a mutual termination agreement with Rockbrook on July 27, 2010 to retroactively cancel the acquisition.

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of June 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

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

In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act as Chief Operating Officer of Cannabis Science, Inc.  Dr. Afaneh received 28,500,000 common shares valued at $299,250 under this agreement.  In addition, on February 10, 2012, Dr. Afaneh signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement.  In addition, on January 1, 2012, the Company entered into a 25 year management agreement with Bret Bogue to act as Director of Horticulture and head of research and development.  Mr. Bogue received 28,500,000 common shares valued at $299,250 under this agreement. In addition, on February 10, 2012, Mr. Bogue signed a management bonus agreement where he received 5,000,000 common shares valued at $185,000 as a signing bonus for entering into his management agreement. These common shares were issued on April 24, 2012.

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending. Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at June 30, 2012. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500. The preliminary valuation of the CCI Group acquisition totaling $147,000 has been allocated to intangibles as at June 30, 2012.

On June 1, 2012, the Company signed a Share Purchase Agreement to acquire Goldsmith Health Care, Ltd. (“GHC”), a Nevada company.  GHC operates Trimcare (www.trimcare.com), a health care facility which specializes in weight-loss programs, cosmetic procedures, nutritional supplements, hormone replacement therapy, along with other therapeutic treatments.  The Company paid GHC $155,000 and 5,000,000 common shares, including $5,000 for the first month’s license fees as consideration for the purchase.  Total consideration, including the fair market value of shares issued for the acquisition ofGHC is $457,500.  Other monthly consideration is due if additional locations are opened under the Trimcare brand.  On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $155,000 and 5,000,000 shares of stock in the Company), Dr. Ivan Goldsmith and his company refused to consummate the transaction.

The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.  (See Form 8-K file/film no. 000-28911 / 121008071; filed August 8, 2012).

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through June 30, 2012 were consolidated with the consolidated financial statements of the Company for the three and six months ended June 30, 2012.  The Company will allocate intangibles acquired once the valuation and allocation of the $984,686 purchase price has been completed by an independent valuator, which is anticipated on or before September 30, 2012.  The deemed value of shares issued and other consideration for the acquisition of GGECO have been included in intangibles as of June 30, 2012.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through June 30, 2012 were consolidated with the consolidated financial statements of the Company for the three and six months ended June 30, 2012.  The Company will allocate the $90,000 purchase price once an internal valuation has been completed on or before September 30, 2012.  The deemed value of shares issued for the acquisition of the CCI have been included in intangibles as of June 30, 2012.

The operating results of Goldsmith Health Care, Ltd. (“GHC”), acquired on June 1, 2012, for the period June 1, 2012 through June 30, 2012 were not consolidated with the consolidated financial statements of the Company for the three and six months ended June 30, 2012.  The Company will allocate intangibles acquired once the outcome of the pending lawsuit is determined and/or valuation and allocation of the $457,500 purchase price has been completed by an independent valuator, which is anticipated on or before December 31, 2012.  The deemed value of shares issued and other consideration for the acquisition of GHC have been included in intangibles as of June 30, 2012.

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

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2012 to June 30, 2012 and from inception through June 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

The Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement entered into with the Company on July 30, 2010.  As of June 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

J. Goodwill and Intangible Assets

Under ASC 350 “Intangibles-Goodwill and Other”, Intangible assets and goodwill, if any, will be calculated and allocated from intangibles designated in the acquisitions of GGECO, CCI and GHC, pursuant to independent and accredited valuator and/or internal valuation, where acquisitions were immaterial in nature.  Finite life intangible will be tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A preliminary allocation of all acquisition costs has been made to intangible assets under the aforementioned acquisitions.

The Company tests the carrying value of goodwill and indefinite life intangible assets for impairment at least once a year and more frequently if an event or circumstance indicates the asset may be impaired. An impairment loss is recognized if the amount of the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less selling expenses or its value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows (cash generating units).

The Company is adopting ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment whereby the Company will first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more than likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  If the Company concludes otherwise, then we will determine the fair value of the indefinite-lived intangible asset and perform the required quantitative impairment test by comparing the fair value with the carrying amount.

K. Stock-Based Compensation

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

N. Recent Accounting Pronouncements

During the year ended December 31, 2011 and through August 6, 2012, there were several new accounting pronouncements issued by the FASB the most recent of which was ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

O. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $82,499,676 and had a stockholder’s deficit of $1,143,623 at June 30, 2012.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2012, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  RELATED PARTY TRANSACTIONS

As at June 30, 2012, a total of $196,703 (December 31, 2011: $156,818) was due to Bogat Family Trust.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On June 12, 2012, Raymond Dabney, managing partner, loaned $155,000 to the Company via a third-party payment to Goldsmith Health Care Ltd.’s lawyer’s trust account, as $150,000 cash consideration due and $5,000 in license fees for the first month under the Share Purchase Agreement entered into on June 1, 2012 (see Note 1).  Mr. Dabney wired $155,000 to GHC, which was $5,000 in excess of cash due under the SPA and he is now working the GHC’s lawyer for the return of the excess funds.  The $155,000 is due under a 12-month promissory note with no interest bearing and due upon demand.

On February 9, 2012, three management personnel signed five year management consulting agreements and each received consideration of a 5,000,000 free-trading common shares bonus and 36,833,333 144-restricted common shares in the Company, for a combined fair market value of $1,526.917 each.

For the three months ended June 30, 2012, $312,162 in management fees and $0 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

For the six months ended June 30, 2012, $505,785 in management fees and $562,500 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

4.  NOTES PAYABLE

As at June 30, 2012, a total of $529,690 (December 31, 2011: $194,413) of notes payable are due to stockholders.  A total of $155 (December 31, 2011: $9) is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.  $529,535 (December 31, 2011: $194,404) is due to a stockholder under promissory notes that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on July 11, 2012 through June 26, 2013.  This stockholder, to whom the promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.

5.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $.001 per share.  These shares have full voting rights.  There were 653,620,573 issued and outstanding as of June 30, 2012.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of June 30, 2012.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of June 30, 2012.

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

During the three-months ended June 30, 2012, the Company issued the following common stock:

On April 24, 2012, the Company issued 192,499,999 common shares, with a fair market value of $5,674,650, pursuant Management Consulting and Bonus Agreements with executives, a managing partner, and a consultant.

On April 24, 2012, the Company issued 25,000,000 common shares, with a fair market value of $935,000, to acquire GGECO University, Inc.

On May 25, 2012, the Company issued 1,000,000 common shares, with a fair market value of $147,000, to acquire Cannabis Consulting, Inc.

On May 29, 2012, the Company issued 37,200,000 common shares for settlement of $37,200 of stockholder debt, for a loss on settlement of $2,827,200, assigned from the stockholder notes payable originating on July 9, 2010, July 30, 2010, August 5, 2010, June 30, 2011, July 31, 2011, August 4, 2011 and August 31, 2011.

On June 26, 2012, the Company issued 3,250,000 common shares, with a fair market value of $448,500, pursuant Management Consulting Agreements with consultants.

On June 26, 2012, the Company issued 5,000,000 common shares, with a fair market value of $307,500, to acquire Goldsmith Health Care, Ltd.

6.  EQUIPMENT

                                                                  Accumulated

                                      Cost                      Depreciation        NBV Jun 30, 2012

Equipment                  $ 3,000                        $ 2,333                            $  667

Computers                    4,009                           1,570                             2,440

                                     $ 7,009                        $ 3,753                          $3,107`

Computers and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer and 5 years for equipment.

7. INTANGIBLE ASSETS

  Intellectual assets, primarily intellectual property                  $ 126,000

  Less accumulated amortization

         88,986

    $   39,194

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

8.  COMMITMENTS

The Company entered into a lease on June 26, 2012 for a facility in Henderson, NV.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through June 30, 2013.  The lease was signed by an officer of the Company and guaranteed by a stockholder.

9.  SUBSEQUENT EVENTS

On July 11, 2012, the Company entered into a management agreement with a consultant.  Under the agreement the consultant received 750,000 common shares with a fair market value of $38,625 for services rendered over a 3-month term.

On July 20, 2012, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $1,500,000, assigned from the stockholder notes payable originating on August 4, 2011, September 26, 2011 and September 30, 2011.

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with the Dupetit Natural Products GmbH (“Dupetit”) to provide world-wide exclusive products to the JV for sale.  90% of the net operating profits of the JV will be earned by Cannabis Science under the Agreement.  The JV has over 40 hemp and cannabis based health, beauty and food products in production or development with products in over 350 stores across the European Union.  On August 1, 2012, the Company issued 5,000,000 common shares, with a fair market value of $260,000, as consideration due to Dupetit under the JV.

On July 31, 2012, the Company issued 150,000 common shares, with a fair market value of $9,225, to a Senior Scientific Advisor for services rendered under a two-year service agreement entered into on June 1, 2012.

On July 31, 2012, the Company issued 1,000,000 common shares, with a fair market value of $55,000, to a consultant for services rendered under a two-year service agreement entered into on July 23, 2012.

On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $150,000 and 5,000,000 shares of stock in the Company), including $5,000 for the first month’s license fee, Dr. Ivan Goldsmith and his company refused to consummate the transaction. The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.

On August 9, 2012, the Company entered into a software development agreement with a consultant.  Under the agreement the consultant received 1,250,000 common shares with a fair market value of $60,250 for software applications developed.

All applicable expenses relating to the aforementioned share issuances under the agreements originating prior to the three months ended June 30, 2012 were accrued for the quarter; totaling $384 in management fee.

Common shares reconciliation table:

Issued and outstanding as of June 30, 2012…                                             653,620,573

Subsequent events issuances…                                                                  38,150,000

Issued and outstanding as of August 16, 2012…                                         691,770,573

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

In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders"). Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants.  The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization.  In addition, the Company changed its accounting year-end from June 30 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006.

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of June 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending. Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at June 30, 2012. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $25,000, which was settled for cash in lieu of issuing shares.  The preliminary valuation of the CCI Group acquisition totaling $147,000 has been allocated to intangibles as at June 30, 2012. These shares were issued on May 25, 2012.

On June 1, 2012, the Company signed a Share Purchase Agreement to acquire Goldsmith Health Care, Ltd. (“GHC”), a Nevada company.  GHC operates Trimcare (www.trimcare.com), a health care facility which specializes in weight-loss programs, cosmetic procedures, nutritional supplements, hormone replacement therapy, along with other therapeutic treatments.  The Company paid GHC $155,000 and 5,000,000 common shares, including $5,000 for the first month’s license fees as consideration for the purchase.  Total consideration, including the fair market value of shares issued for the acquisition of GHC is $457,500.  Other monthly consideration is due if additional locations are opened under the Trimcare brand.  On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $150,000 and 5,000,000 shares of stock in the Company), Dr. Ivan Goldsmith and his company refused to consummate the transaction. The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.

Liquidity

The Company has a working capital deficit of $3,304,981 as of June 30, 2012 compared to a working capital deficit of $2,285,622 for the year ended December 31, 2011.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2012 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $529,690 due to stockholders over the next 12 months beginning on July 11, 2012 through June 30, 2013.

Contractual Obligations

The Company entered into a lease on June 26, 2012 for a facility in Henderson, NV.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through June 30, 2013.  The lease was signed by an officer of the Company and guaranteed by a stockholder.

Capital Resources

The Company has capital resource requirements for supplies, laboratory and scientific equipment of approximately $625,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $0 for the quarter ended June 30, 2012 compared to $62,044 for the comparative prior year quarter.  This decrease resulted from the Company’s license agreement with Rockbrook that was breached in 2011 and still under dispute into 2012.

The Company had interest revenue of $750 and consulting revenue $5,284 for the quarter ended June 30, 2012 compared to $0 relating revenues for the comparative prior year quarter.

Net loss on settlement of debt increased by $2,322,600 to $3,207,200 for the three months ended June 30, 2012 compared to $884,600 for the three months ended June 30, 2011.  This increase is due to the Company settling debt through at decreased settlement prices of shares issued for settlement.

General and administrative expenses increased by $302,648 to $1,192,398 for the three months ended June 30, 2012 compared to $889,750 for the three months ended June 30, 2011.  This increase is due to stock compensation expense pursuant to new management consulting and bonus agreements signed on January 1, 2012 through February 10, 2012.

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

There were no changes in our internal controls or in other factors during the last fiscal quarter covered by this report that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management of the Company determined that legal action against Montana Pain Management and its principal shareholder for breach of a Non-Disclosure/Non-Circumvention Agreement that was entered into on June 11, 2010 is not beneficial to pursue at this time.

The Company is still working to resolve a dispute with the owner of Rockbrook over breaches of contractual obligations.   As of June 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.  No legal action is being currently contemplated.

On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $155,000 and 5,000,000 shares of stock in the Company), including $5,000 for the first month’s license fee, Dr. Ivan Goldsmith and his company refused to consummate the transaction. The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On April 24, 2012, the Company issued 167,499,999 common shares, with a fair market value of $4,742,250, pursuant Management Consulting Agreements with executives, a managing partner, and a consultant.

On April 24, 2012, the Company issued 25,000,000 common shares, with a fair market value of $935,000, to acquire GGECO University, Inc.

On May 25, 2012, the Company issued 1,000,000 common shares, with a fair market value of $147,000, to acquire Cannabis Consulting, Inc.

On May 29, 2012, the Company issued 37,200,000 common shares for settlement of $37,200 of stockholder debt, for a loss on settlement of $2,827,200, assigned from the stockholder notes payable originating on July 9, 2010, July 30, 2010, August 5, 2010, June 30, 2011, July 31, 2011, August 4, 2011 and August 31, 2011.

On June 26, 2012, the Company issued 5,000,000 common shares, with a fair market value of $307,500, to acquire Goldsmith Health Care, Ltd.

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

CANNABIS SCIENCE, INC.

Date: August 20, 2012	/s/ Dr. Robert Melamede Dr. Robert Melamede President and Chief Executive Officer

Date August 20, 2012	/s/ Richard Cowan Dr. Richard Cowan Chief Financial Officer

