Form 10-Q
period 2012-09-30
CANNABIS SCIENCE, INC.
filed 2012-11-19
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012.

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

Yes (  )   No (X)

At November 19, 2012, the Company had outstanding of 714,540,573 shares (net of 5,750,000 shares pending cancellation), of Common Stock, $0.001 par value per share.

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2012

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Consolidated Balance Sheets as at September 30, 2012 and December 31, 2011	F-1
Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period January 27, 2005 (Inception) to September 30, 2012	F-2
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to September 30, 2012	F-3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period January 27, 2005 (Inception) to September 30, 2012	F-4
Notes to Consolidated Financial Statements	F-5

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets September 30, 2012 and December 31, 2011
	September 30,
	2012	December 31,
	(unaudited) $	2011 $
ASSETS
Current Assets
Cash	9,492	2,197
Accounts receivable, related party	25,000	-
Advances receivable, related party	99,655	-
Receivable from legal settlement with Goldsmith (Note 10)	155,000	-
Inventory	60,258	-
Prepaid expenses and deposits	8,110	3,128
Loans receivable, related party	21,054	-
Total current assets	378,569	5,325

Deposits	4,000	6,666
Computer and Equipment, net of accumulated
depreciation of $4,358 and $3,603	7,652	967
Intangibles, CCI acquisition (Note 1)	147,000	-
Intangibles, GGECO acquisition (Note 1)	960,861	-
Intangibles, Dupetit Natural Products (Note 1)	246,500	-
Intangibles, net of accumulated amortization
of $94,274 and $78,412	33,907	47,588
TOTAL ASSETS	1,778,489	60,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	450,987	476,590
Accrued expenses, primarily management fees (Note 4)	1,336,913	1,163,126
Advances from related parties (Note 4)	198,703	156,818
Management bonuses	300,000	300,000
Notes payable to related parties (Note 4)	155,000	-
Notes payable to stockholders	890,572	194,413
Total current liabilities and total liabilities	3,332,175	2,290,947

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares
Issued and outstanding, 999,999 shares
respectively	1,000	1,000
Class A common stock, $0.001 par value
Authorized 100,000,000 shares
Issued and outstanding, none	–	–
Common stock, $0.001 par value
Authorized 850,000,000 shares
Issued and outstanding, 686,020,573 shares
and 305,420,574, respectively	686,021	305,421
Prepaid consulting	(4,412,062)	(379,156)
Additional paid-in capital	86,804,228	68,379,003
Accumulated deficit	(84,632,873)	(70,536,669)
Total stockholders' deficit	(1,553,686)	(2,230,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,778,489	60,546

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

			For the nine months ended September 30,		Period from January 27, 2005 (inception) to September 30, 2012
	For the three months ended September 30,
	2012	2011	2012	2011
	$	$	$	$	$
Revenue	1,848	368	33,568	73,702	123,675

Operating Expenses
Investor relations	20,980	17,660	105,486	33,052	1,312,460
Professional fees	14,461	25,115	248,310	70,144	33,018,239
Technology license royalties	-	-	-	-	160,417
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss (gain) on settlement of liabilities*	1,530,000	873,700	10,826,800	3,245,400	15,697,137
Depreciation and Amortization	19,242	5,633	30,116	16,897	111,698
General and administrative	487,831	463,324	2,948,973	2,649,683	25,783,897
Total operating expenses	2,072,514	1,385,431	14,159,685	6,015,176	81,173,659
Net Operating Profit (Loss)	(2,070,666)	(1,385,063)	(14,126,117)	(5,941,474)	(81,049,984)

Other income (expense)	-	-	-	(337)	66,021
Interest income, net	750	-	1,500	-	1,500
Interest expense, net	(8,128)	-	(9,039)	-	(163,001)
Gain on settlement of debts	2,283		38,252		38,252
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(2,075,761)	(1,385,063)	(14,095,404)	(5,941,812)	(82,206,204)

State income taxes paid	-	-	(800)	-	(800)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	-	(800)	-	(825,595)

Net Income (Loss) From Continuing
Operations	(2,075,761)	(1,385,063)	(14,096,204)	(5,941,812)	(83,031,799)

Discontinued operations	-	-	-	-	(2,425,869)
Income tax benefit	-	-	-	-	824,795
	-	-	-	-	(1,601,074)
Net Loss	(2,075,761)	(1,385,063)	(14,096,204)	(5,941,812)	(84,632,873)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.01)	$ (0.03)	$ (0.04)

Weighted average number of
common shares outstanding	676,616,769	152,354,688	554,242,735	141,346,215

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to SEPTEMBER 30, 2012 (Unaudited)
				Additional
	Preferred	Common		Paid-in		Prepaid	Accumulated
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Jan 27, 2005	-	-	-	-	-		-	-
Founder's stock issued		83,800		84	(84)			-
Stock issued for debt		8,000		8	399,992			400,000
Shares issued for
license agreement		86,188		86	(86)			-
Effect of reverse merger		13,840		14	(200,014)			(200,000)
Divestiture of subsidiary
to related party		-		-	544,340			544,340
Net loss for the period							(807,600)	(807,600)
Bal, Dec 31, 2005	-	-	191,828	192	744,148	-	(807,600)	(63,260)
Shares issued for
employment		45,500		45	8,487,455			8,487,500
Shares issued for
service		171,080		171	28,798,329	(7,633,750)		21,164,750
Shares issued for
lease agreement		6,770		7	406,193		(350,200)	56,000
Net loss for the year							(36,906,584)	(36,906,584)
Bal, Dec 31, 2006	-	-	415,178	415	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)
Shares issued for
service		63,020		63	528,285	(387,500)		140,848
Shares issued for
debt		350,000		350	349,650			350,000
Amortization of
beneficial conversion
feature				1,066,657				1,066,657
Amortization of shares
issued for services						8,021,250		8,021,250
Shares issued for
properties		500,000		500	4,999,500			5,000,000
Net loss for the year							(15,007,117)	(15,007,117)
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)

					Additional
	Preferred		Common		Paid-in	Prepaid	Accumulated
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Bal, Dec 31, 2007	-	-	1,328,198	1,328	45,380,217	-	(53,071,501)	(7,689,956)
Amortization of
beneficial conversion
feature					32,335			32,335
Cancellation and
amortization of shares			(919)	(1)	1			-
Shares issued for cash			10,000	10	19,990			20,000
Shares issued for debt			990,000	990	98,010			99,000
Shares issued for
acquisition			10,000,000	10,000	2,490,000			2,500,000
Shares issued for
service			270,000	270	128,230			128,500
Net profit for the year							3,559,617	3,559,617
Bal, Dec 31, 2008	-	-	12,597,279	12,597	48,148,783	-	(49,511,884)	(1,350,504)
Shares issued for cash			2,522,495	2,523	197,552			200,075
Shares issued for
service			8,855,000	8,855	2,507,195			2,516,050
Cancellation of shares			(10,000)	(10)	10			-
Shares issued for debt			3,680,000	3,680	2,020,320			2,024,000
Shares issued for
service	999,999	1,000						1,000
Shares issued for
assets			2,100,000	2,100	123,900			126,000
Net loss for the year							(4,532,061)	(4,532,061)
Bal, Dec 31, 2009	999,999	1,000	29,744,774	29,745	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	-	-	1,245,800	1,246	137,540		-	138,786
Common stock issued for services	-	-	26,680,000	26,680	3,670,978	(3,530,808)	-	166,850
Common stock issued for acquisition write-off	-	-	350,000	350	36,150	-	-	36,500
Common stock issued for debt	-	-	42,750,000	42,750	5,249,600	-	-	5,292,350
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common shares pending cancelation	-	-	400,000	400	(400)		-	-
Net loss for the period	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Bal, Dec 31, 2010	999,999	1,000	101,170,574	101,171	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	-	-	36,850,000	36,850	1,157,575	(1,146,700)	-	47,725
Common stock issued for debt	-	-	167,400,000	167,400	5,129,800	-	-	5,297,200
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Net loss for the period	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Bal, Dec 31, 2011	999,999	1,000	305,420,574	305,421	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	-	-	202,149,999	202,150	6,340,175	(4,987,425)	-	1,554,900
Common stock issued for debt	-	-	148,200,000	148,200	10,798,300	-	-	10,975,000
Amortization of shares issued for services	-	-	-	-	-	954,519	-	954,519
Common stock issued for acquisitions CCI, Goldsmith and GGECO	-	-	31,000,000	31,000	1,358,500	-	-	1,389,500
Common stock issued for Dupetit Natural Products joint-venture (Note 1)	-	-	5,000,000	5,000	255,000	-	-	260,000
Shares issued for services pending cancellation	-	-	(750,000)	(750)	(102,750)	-	-	(103,500)
Shares issued for acquisition pending cancellation	-	-	(5,000,000)	(5,000)	(302,500)	-	-	(307,500)

Net loss for the period	-	-	-	-	-	-	(14,096,204)	(14,096,204)
Bal, Sep 30, 2012	999,999	1,000	686,020,573	686,021	86,804,228	(4,412,062)	(84,632,873)	(1,553,686)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
			January 27,
			2005
	For the nine months		(inception) to
	ended September 30,		September 30,
	2012	2011	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(14,096,204)	(5,941,811)	(84,632,873)
Less:
Net (income) loss from discontinued operations	-	-	(1,601,074)
Total net loss	(14,096,204)	(5,941,811)	(83,031,799)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	755	1,036	17,502
Amortization	29,281	15,861	9,578,036
Impairment on oil lease investments	-	-	5,076,667
Debt issued for payment of expenses	85,633	-	85,633
Stock issued for services	2,405,919	1,921,793	39,341,502
Loss (gain) on settlement of debt	10,826,800	3,245,400	22,197,788
Loss (gain) on acquisition write-off	-	-	36,500
Changes in operating assets and liabilities:
Accounts receivable, related party	(99,655)	-	(101,742)
Loans receivable	(21,054)	-	(21,054)
Prepaid expenses and deposits	(2,316)	14,881	(12,110)
Inventory	(60,258)	-	(89,360)
Accounts payable	187,573	102,090	1,952,860
Deferred license revenue	-	(73,334)	-
Accrued expenses	173,787	592,761	582,858
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,892
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(569,659)	(121,323)	(4,105,147)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS		-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(569,659)	(121,323)	(3,206,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	(25,861)	-	(25,861)
Purchase of website	(2,180)	-	(2,180)
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	(7,440)	-	(50,962)
CASH FLOWS USED IN INVESTING ACTIVITIES	(35,481)	-	(109,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	9,000	-	103,500
Repayments on advances from officer	(7,000)	(1,807)	(81,000)
Proceeds from notes payable-stockholders	609,435	79,146	828,610
Repayments on notes payable-stockholders	-	-	(691)
Advances from related parties	1,000	48,983	1,164,093
Proceeds from sale of common stock	-	-	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	612,435	126,323	3,324,715
NET INCREASE IN CASH	7,295	5,000	9,492
CASH, BEGINNING OF PERIOD	2,197	1,190	-
CASH, END OF PERIOD	9,492	6,190	9,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	6,542,325	-	13,877,458
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	10,975,000	62,600	24,708,050
Debt converted into common stock	148,200	-	677,391
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	1,082,000	-	1,208,000
Common stock issued for products	260,000	-	260,000
Cancellation of shares issued for services	103,500	-	103,500
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	-	36,500
Acquisition payment paid through note payable, related party	155,000	-	150,000
Accounts payable paid through note payable, stockholder	163,332	-	175,023
Advance from related party paid to AGI (Note 4)	25,000	-	25,000
Accounts payable paid by related parties	39,934	-	80,017
Accounts payable paid through stockholder gift	50,000	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of September 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended September 30, 2012.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $960,861 has been allocated to intangibles as at September 30, 2012. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500. $25,000 was paid to Robert Kane in lieu of the 250,000 shares. The preliminary valuation of the CCI Group acquisition totaling $147,000 has been allocated to intangibles as at September 30, 2012.

On June 1, 2012, the Company signed a Share Purchase Agreement to acquire Goldsmith Health Care, Ltd. (“GHC”), a Nevada company.  GHC operates Trimcare (www.trimcare.com), a health care facility which specializes in weight-loss programs, cosmetic procedures, nutritional supplements, hormone replacement therapy, along with other therapeutic treatments.  The Company paid GHC $155,000 and 5,000,000 common shares, including $5,000 for the first month’s license fees as consideration for the purchase.  Total consideration, including the fair market value of shares issued for the acquisition of GHC is $462,500.  Other monthly consideration is due if additional locations are opened under the Trimcare brand.  On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $155,000 and 5,000,000 shares of stock in the Company), Dr. Ivan Goldsmith and his company refused to consummate the transaction.

The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.  (See Form 8-K file/film no. 000-28911 / 121008071; filed August 8, 2012).  The parties entered into a legal court settlement on October 10, 2012.  Under the agreement, the Company agreed to drop all actions against the parties and the Company and Goldsmith agreed to unwind the acquisition transaction, including Dr. Goldsmith returning all monies and stock issued to him and GHC.

On October 15, 2012, the $155,000 cash deposit and 5,000,000 common shares were repaid to the Company through via the trust account of Goldsmith’s lawyer.  In addition, Goldsmith returned the 750,000 common shares issued under his April 2012 consulting agreement and it was mutually agreed to terminate the contract.    The operating results of Goldsmith Health Care, Ltd. (“GHC”), acquired on June 1, 2012, for the period June 1, 2012 through September 30, 2012 were not consolidated with the consolidated financial statements of the Company for the three and nine months ended September 30, 2012 as a result of the retroactive termination of the acquisition and unwinding of the transaction.

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Dupetit Natural Products GmbH (“DNPG”).   Under the Agreement the Company is entitled to 90% of net operating profits of the JV.  The Company issued 5,000,000 common shares with a fair market value of $260,000 to the principal of DNPG as consideration for the provision of dozens of hemp and cannabis based products.   DNPG currently distributes and sells products throughout Europe.

On September 10, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Wolastokwik NeGoot-Gook, Maliseet Nation at Tobique (“WNGM”) and George Kattar.  Under the JV, the Company is entitled to 25% of net operating profits from the JV, which will be focused on establishing a clinical laboratory, medicine production facility and treatment center on WNGM provided land and facilities at the Maliseet Nation.  As consideration for the JV, the Company is issuing 1 million common shares to WNGM and Mr. Kattar.  The shares were issued on November 15, 2012.

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through September 30, 2012 were consolidated with the consolidated financial statements of the Company for the three and nine months ended September 30, 2012.  The Company will allocate intangibles acquired once the valuation and allocation of the $960,861 purchase price has been completed by an independent valuator, which is anticipated on or before November 30, 2012.  The deemed value of shares issued and other consideration for the acquisition of GGECO have been included in intangibles as of September 30, 2012.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through September 30, 2012 were consolidated with the consolidated financial statements of the Company for the three and nine months ended September 30, 2012.  The Company will allocate the $147,000 purchase price once an internal valuation has been completed on or before December 31, 2012.  The deemed value of shares issued for the acquisition of the CCI have been included in intangibles as of September 30, 2012.

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

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2012 to September 30, 2012 and from inception through September 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

H. Inventory

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

I. Fair Value Measurements

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

J. Technology License and Royalties

The Company's former principal business activity focused on oil and gas exploration.  We have divested ourselves of all oil and gas properties and are investigating other business opportunities.  We have no technology licenses or rights to any royalties for formerly owned oil and gas properties

The Company is entitled to an annual license fee of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and $150,000 for the fifth and successive years, in addition to royalty license fees for 50% of all revenues, receipts, monies and the fair market value of any securities directly or indirectly received by Rockbrook, Inc. as a result of and pursuant to the license agreement entered into with the Company on July 30, 2010.  As of September 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

K. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, Intangible assets and goodwill, if any, will be calculated and allocated from intangibles designated in the acquisitions of GGECO, and CCI, pursuant to independent and accredited valuator and/or internal valuation, where acquisitions were immaterial in nature.  Finite life intangible will be tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A preliminary allocation of all acquisition costs has been made to intangible assets under the aforementioned acquisitions.

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

L. Stock-Based Compensation

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

M.  Basic and Diluted Net Earnings (loss) per Share

Under ASC Topic 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods July 1, 2012 to September 30, 2012 and January 1, 2012 to September 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

N.  Development Stage Enterprise

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

O. Recent Accounting Pronouncements

During the year ended December 31, 2011 and through August 6, 2012, there were several new accounting pronouncements issued by the FASB the most recent of which was ASU update number 2012-07— Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

P. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statementshave been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $84,641,820 and had a stockholder’s deficit of $1,553,686 at September 30, 2012.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2012, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statementsdo not include any adjustments that might result from the outcome of this uncertainty.

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

3.  INVENTORIES

As of September 30, 2012 inventory consisted of the following:	2012

Raw materials	60,258
Work in process	–
Finished goods	–
Total	60,258

4.  RELATED PARTY TRANSACTIONS

As at September 30, 2012, a total of $196,703 (December 31, 2011: $156,818) was due to Bogat Family Trust, with the Company’s Managing Consultant as trustee, and a $2,000 (December 31, 2011: $0) officer advance was due to the Company’s CEO.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On February 9, 2012, three management personnel signed five year management consulting agreements and each received consideration of a 5,000,000 free-trading common shares bonus and 36,833,333 144-restricted common shares in the Company, for a combined fair market value of $1,568,750 each.

On February 9, 2012, the Company entered into a licensing agreement with Apothecary Genetics Investments LLC.  The Company’s COO and VP of Horticulture are managers of Apothecary.  Apothecary owes a license fee of $25,000 to the Company and other advances receivable of $85,318, totalling $110,318 as of September 30, 2012 in addition to $21,054 in loans receivable.  The advances and loans are to be offset against royalties due to the Company under the license agreement.

On June 12, 2012, Raymond Dabney, managing partner, loaned $155,000 to the Company via a third-party payment to Goldsmith Health Care Ltd.’s lawyer’s trust account, as $150,000 cash consideration due and $5,000 in license fees for the first month under the Share Purchase Agreement entered into on June 1, 2012 (see Note 1).  Mr. Dabney wired $155,000 to GHC, which was $5,000 in excess of cash due under the SPA and he is now working the GHC’s lawyer for the return of the excess funds.  The $155,000 is due under a 12-month promissory note with no interest bearing and due upon demand.  On October 10, 2012 the Company and Dr. Goldsmith reached a settlement.  The settlement was filed in a court stipulation and order on October 10, 2012, pursuant to which Dr. Goldsmith and GHC were to return the monies and unwind the acquisition with the Company along with ceasing all legal claims or actions between the parties.  Subsequent to the quarter end on October 15, 2012, Raymond Dabney was repaid the $155,000 and his promissory note was deemed paid in full by the Company.

On June 26, 2012, the Company acquired the domain name and rights to www.CannabisScience.com, from the Company’s CFO for $2,180.

For the three months ended September 30, 2012, $201,662 in management fees and $0 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

For the nine months ended September 30, 2012, $517,780 in management fees and $0 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

5.  NOTES PAYABLE

As at September 30, 2012, a total of $890,417 (December 31, 2011: $194,413) of notes payable are due to stockholders that are non-interested bearing and are due 12 months from the date of issue and loan origination beginning on October 11, 2012 through September 13, 2013.   This stockholder, to whom the promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $155 (December 31, 2011: $9) is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $.001 per share.  These shares have full voting rights.  There were 686,020,573 issued and outstanding as of September 30, 2012.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of September 30, 2012.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 999,999 issued and outstanding as of September 30, 2012.

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

During the three-months ended September 30, 2012, the Company issued the following common stock:

On July 11, 2012, the Company entered into a management agreement with a consultant.  Under the agreement the consultant received 750,000 common shares, issued on July 16, 2012, with a fair market value of $38,625 for services rendered over a 3-month term.

On July 20, 2012, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $1,530,000, assigned from the stockholder notes payable originating on August 4, 2011, September 26, 2011 and September 30, 2011.

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with the Dupetit Natural Products GmbH (“Dupetit”) to provide world-wide exclusive products to the JV for sale.  90% of the net operating profits of the JV will be earned by Cannabis Science under the Agreement.  The JV has over 40 hemp and cannabis based health, beauty and food products in production or development with products in over 350 stores across the European Union.  On August 1, 2012, the Company issued 5,000,000 common shares, with a fair market value of $260,000, as consideration for providing products outlined in the JV agreement.

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

On August 15, 2012, the Company issued 1,250,000 common shares with a fair market value of $60,250, to a consultant for services rendered under a 6-month software applications development agreement entered into on August 9, 2012.

Stock Options:

The following options were issued to the Company’s V.P of investor relations for services rendered:

(i)                 the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)                the option to purchase 100,000 common shares at ten cents ($0.20) per share;

(iii)               the option to purchase 500,000 common shares at ten cents ($0.35) per share; and

(iv)               the option to purchase 1,000,000 common shares at ten cents ($0.10) per share.

A summary of the status of the Company’s option grants as of September 30, 2012 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2011	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding September 30, 2012	1,700,000	$0.41

Options exercisable at September 30, 2012	–	–

The weighted average fair value at date of grant for options during nine months ended September 30, 2012 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

7.  EQUIPMENT

                                                                  Accumulated

                                      Cost                      Depreciation        NBV Sep 30, 2012

Equipment                 $    3,000                    $     2,483                        $      517

Software                         5,000                                  -                             5,000

Computers                       4,010                           1,875                             2,135

                                 $  12,010                    $    4,358                         $  7,652

Computers and equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment.

8. INTANGIBLE ASSETS

2012	2011

Intellectual assets, primarily intellectual property                 $ 128,180            $ 126,000

        Less accumulated amortization                                            94,273           78,412

        $   33,907       $  47,588

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

9.  COMMITMENTS

A stockholder of the Company secured a lease on behalf of the Company on June 26, 2012 for a facility in Henderson, NV.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through September 30, 2013.  The lease was signed by an officer of the Company and guaranteed by a stockholder.

10.  SUBSEQUENT EVENTS

In relation to the lawsuit filed on July 31, 2012 by Cannabis Science, Inc. against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”), the Company and Defendants entered into an out of court settlement on August 30, 2012.   A court stipulation and order was finalized and filed on October 10, 2012 that defined terms of the settlement acceptable by the court (See exhibit).  Under the terms of the settlement, in accordance with the Stipulation and Order, the parties agreed to drop all actions and the Company and Goldsmith agreed to unwind the acquisition transaction, including Dr. Goldsmith returning all monies and stock issued to him and GHC.  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.

On October 15, 2012, the $155,000 cash deposit and 5,000,000 common shares were repaid to the Company through via the trust account of Goldsmith’s lawyer.  In addition, Goldsmith returned the 750,000 common shares issued under his April 2012 consulting agreement and it was mutually agreed to retroactively terminate his contract.

On October 16, 2012, the Company issued 20,000 common shares due as a bonus under a September 16, 2011 consulting agreement.

On October 19, 2012, the Company issued 7,500,000 common shares for settlement of $7,500 of stockholder debt, for a loss on settlement of $315,000, assigned from the stockholder notes payable originating on July 1, 2011.

All applicable expenses relating to the aforementioned share issuances under the agreements originating prior to the three months ended September 30, 2012 were accrued for the quarter; totaling $384 in management fees.

Common shares reconciliation table:

Issued and outstanding as of September 30, 2012…                                    691,770,573

 Pending stock cancellations…                                                                    (5,750,000)

Subsequent events issuances…                                                                    7,520,000

Issued and outstanding as of November 14, 2012…                                    693,540,573

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of September 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended September 30, 2012.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at September 30, 2012. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $25,000, which was settled for cash in lieu of issuing shares.  The preliminary valuation of the CCI Group acquisition totaling $147,000 has been allocated to intangibles as at September 30, 2012. These shares were issued on May 25, 2012.

On June 1, 2012, the Company signed a Share Purchase Agreement to acquire Goldsmith Health Care, Ltd. (“GHC”), a Nevada company.  GHC operates TrimCare (www.trimcare.com), a health care facility which specializes in weight-loss programs, cosmetic procedures, nutritional supplements, hormone replacement therapy, along with other therapeutic treatments.  The Company paid GHC $155,000 and 5,000,000 common shares, including $5,000 for the first month’s license fees as consideration for the purchase.  Total consideration, including the fair market value of shares issued for the acquisition of GHC is $457,500.  Other monthly consideration is due if additional locations are opened under the TrimCare brand.  On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $150,000 and 5,000,000 shares of stock in the Company), Dr. Ivan Goldsmith and his company refused to consummate the transaction. The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract. The Company and Defendants entered into a legal court settlement on October 10, 2012.   Under the settlement, the Company agreed to drop all actions against the parties and the Company and Goldsmith agreed to unwind the acquisition transaction, including Dr. Goldsmith returning all monies and stock issued to him and GHC.

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Dupetit Natural Products GmbH (“DNPG”).   Under the Agreement the Company is entitled to 90% of net operating profits of the JV.  The Company issued 5,000,000 common shares with a fair market value of $260,000 to the principal of DNPG as consideration for the provision of dozens of hemp and cannabis based products.   DNPG currently distributes and sells products throughout Europe.

On September 10, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Wolastokwik NeGoot-Gook, Maliseet Nation at Tobique (“WNGM”) and George Kattar.  Under the JV, the Company is entitled to 25% of net operating profits from the JV, which will be focused on establishing a clinical laboratory, medicine production facility and treatment center on WNGM provided land and facilities at the Maliseet Nation.  As consideration for the JV, the Company is issuing 1 million common shares to WNGM and Mr. Kattar.  The shares were issued on November 15, 2012.

Liquidity

The Company has a working capital deficit of $2,707,106 as of September 30, 2012 compared to a working capital deficit of $2,285,622 for the year ended December 31, 2011.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2012 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $870,177 due to stockholders over the next 12 months beginning on July 11, 2012 through September 30, 2013.

Contractual Obligations

The Company entered into a lease on June 26, 2012 for a facility in Henderson, NV.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through September 30, 2013.  The lease was signed by an officer of the Company and guaranteed by a stockholder.

Capital Resources

The Company has capital resource requirements for supplies, laboratory and scientific equipment of approximately $625,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $0 for the quarter ended September 30, 2012 compared to $62,044 for the comparative prior year quarter.  This decrease resulted from the Company’s license agreement with Rockbrook that was breached in 2011 and still under dispute into 2012.

The Company had course and consulting revenue of $1,848 for the three months ended September 30, 2012 compared to $0 for the prior year comparable quarter.  This increase is due to the acquisitions of GGECO University and CCI in the current fiscal year.

The Company had interest revenue of $750 for the quarter ended September 30, 2012 compared to $1,500 in relating revenues for the comparative prior year quarter.

Net loss on settlement of debt increased by $656,300 to $1,530,000 for the three months ended September 30, 2012 compared to $873,700 for the three months ended September 30, 2011.  This increase is due to the Company settling an increased amount of debt through the issuance of common shares.

General and administrative expenses increased by $96,954 to $560,278 for the three months ended September 30, 2012 compared to $463,324 for the three months ended September 30, 2011.  This increase is due to stock compensation expense pursuant to new management consulting and bonus agreements signed on January 1, 2012 through August 9, 2012.

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

The Company is still working to resolve a dispute with the owner of Rockbrook over breaches of contractual obligations.   As of September 30, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.  No legal action is being currently contemplated.

On July 31, 2012, Cannabis Science, Inc. filed a lawsuit against Ivan Goldsmith, M.D., Mona Dever-Goldsmith, and a Nevada professional corporation, Goldsmith Health Care, Ltd. (collectively, “Defendants”).  Goldsmith Health Care, Ltd. currently operates under the trade name TrimCare.   This action arises out of a failure of the parties to consummate a transaction which was memorialized through the executed share purchase agreement signed on June 1, 2012. Despite the Company’s transferring of the necessary purchase price (a combination of $155,000 and 5,000,000 shares of stock in the Company), including $5,000 for the first month’s license fee, Dr. Ivan Goldsmith and his company refused to consummate the transaction. The lawsuit seeks compensatory and consequential damages, as well as injunctive and declaratory relief.  The lawsuit further seeks punitive damages against Mrs. Dever-Goldsmith for the intentional interference of a third party contract.  The Company and Defendants entered an out of court settlement on August 30, 2012.   A court stipulation and order was finalized and filed on October 10, 2012 that defined terms of the settlement acceptable by the court (See exhibit).  Under the terms of the settlement, in accordance with the Stipulation and Order, the parties agreed to drop all actions and the Company and Goldsmith agreed to unwind the acquisition transaction, including Dr. Goldsmith returning all monies and stock issued to him and GHC.  All shares and monies were returned and repaid as of October 15, 2012.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On July 11, 2012, the Company entered into a management agreement with a consultant.  Under the agreement the consultant received 750,000 common shares, issued on July 16, 2012, with a fair market value of $38,625 for services rendered over a 3-month term.

On July 20, 2012, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $1,530,000, assigned from the stockholder notes payable originating on August 4, 2011, September 26, 2011 and September 30, 2011.

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

On August 15, 2012, the Company issued 1,250,000 common shares with a fair market value of $60,250, to a consultant for services rendered under a 6-month software applications development agreement entered into on August 9, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Joint Venture Agreements
10.2	Debt Settlement Agreements
10.3	Consulting Agreements
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Court Stipulation and Order

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE, INC.

Date: November 19, 2012	/s/ Dr. Robert Melamede Dr. Robert Melamede President and Chief Executive Officer

Date November 19, 2012	/s/ Richard Cowan Dr. Richard Cowan Chief Financial Officer