Form 10-K
period 2012-12-31
CANNABIS SCIENCE, INC.
filed 2013-04-23
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2012, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $27,632,403 based on the closing sale price of $0.0545 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at April 18, 2013:  684,290,573

PART I

ITEM 1.  BUSINESS

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

In July 2005, the Company acquired Es3, Inc., a Nevada Corporation ("Es3"), pursuant to the terms of an Exchange Agreement (the "Exchange Agreement") by and among the Company, Crown Partners, Inc., a Nevada corporation ("Crown Partners"), Es3, and certain stockholders of Es3 (the "Es3 Stockholders").  Under the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Es3 in exchange for the issuance of 191,828 shares of the Company's common stock (adjusted for splits) to the Es3 Stockholders, Crown Partners and certain consultants.  The transactions effected by the Exchange Agreement were accounted for as a reverse merger, and recapitalization.  In addition, the Company changed its accounting year-end from December 31 to December 31, which was Es3's accounting year-end.  The Company then commenced business manufacturing and marketing products under the name Special Stone Surfaces.  The Company sold its shares in Es3 in October 2005, and thereafter conducted no substantial business until 2006.

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

On August 18, 2010, the Company entered into a license agreement with Rockbrook, Inc. to license its proprietary medical cannabis products and delivery methods.  Rockbrook is a licensed Colorado medical marijuana dispensary.  Under the license agreement, Rockbrook will pay license fees to Cannabis Science throughout the course of its operation.  As of December 31, 2012, in conjunction with Company efforts to focus on FDA development and sell off other non-conforming business interests, it has decided to discontinue its license agreement and business dealings with Rockbrook.

On August 10, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with Prescription Vending Machines, Inc. (“PVM”) for consideration of $250,000 in common stock.  Under the MOU, Cannabis Science, Inc. became a distributor of all PVM products and services in the Continents of Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceana with a regions exclusive with the exception of the United States of America, United Kingdom, South America, and Antarctica.  Under the MOU, PVM provides machine and consulting services to the Company at its cost and shares in gross profits on a 50/50 basis, excluding the United States of America.  PVM and the Company were to setup a Canadian corporation, as a jointly-held corporation for consulting and machine sales, and sales office in Canada.  PVM is responsible for all costs to establish the office and launch the business activities up to $50,000 and operating costs up to an additional $50,000.  The Company has paid its consideration under the MOU and is waiting on PVM to setup the office and other deliverables to commence operations.

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

In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act as Chief Operating Officer of Cannabis Science, Inc.  All transactions related to M.Afaneh have been eliminated in the accompanying consolidated financial statements as though they had never occurred due to his termination in Q4 and settlement and cancellation of the shares on April 12, 2013.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 16,750,000 common shares with a fair market value of $626,450 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $674,474 has been allocated to intangibles as at December 31, 2012. These common shares were issued on April 24, 2012.As of December 31, 2012, the Company recognized a goodwill impairment loss of $405,858 in regards to goodwill acquired in the GEGECO acquisition.  The 8,250,000 common shares issued to Dr. Mohammad Afaneh in relation to this transaction were retroactively cancelled as if they were never issued pursuant to his termination in Q4 and a mutual termination and settlement agreement reached in February 2013.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares issued to the principal, Mr. Robert Kane.

The Company is in the development stage as defined in Accounting Standards Codification (“ASC”) Topic 915.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  PROPERTIES

We currently lease office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, on a month to month basis.

Mohammad Afaneh, former COO of the Company, secured a lease on behalf of the Company on June 26, 2012 for a facility in Henderson, NV that was also guaranteed by a stockholder of the Company.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through June 30, 2013.

ITEM 3.  LEGAL PROCEEDINGS

As of April 18, 2013, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business or those operating under our acquired trade names GGECO University or Cannabis Consulting or the joint venture operating under Maliseet Nation at Tobique are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2011	HIGH	LOW
Quarter Ending March 31, 2011	0.14	0.03
Quarter Ending June 30, 2011	0.09	0.04
Quarter Ending December 31, 2011	0.06	0.02
Quarter Ending December 31, 2011	0.03	0.01

Fiscal Year Ending December 2012	HIGH	LOW
Quarter Ending March 31, 2012	0.17	0.09
Quarter Ending June 30, 2012	0.17	0.05
Quarter Ending December 31, 2012	0.03	0.06
Quarter Ending December 31, 2012	0.09	0.04

Holders

As of December 31, 2012, there were 467 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

The Company declared a dividend to all common stockholders of record as of December 31, 2010, whom are to receive a dividend equivalent to ten percent (10%) of the number of common shares of the Company’s stock held on that date in the form of newly issued Series A common shares.  For example, if a stockholder held 100,000 common shares on December 31, 2010, that stockholder would receive a dividend of 10,000 Series A common shares.  This dividend is on hold and will remain pending until such time as FINRA approves the Company’s Series A common stock for trading, it obtains a CUSIP registration number, it receives sponsorship from a brokerage firm, and the shares become tradable through the OTCBB market.  The Company retains the right to adjust the shareholder record date should any factor make it impossible for the Company to issue the dividend to shareholders of record on December 31, 2010, including, but not limited to: approval of the Series A common stock and dividend by FINRA, a detailed December 31, 2010 common stockholder lists is available, or other unforeseen obstacles that would prevent the current dividend structure from completing.  The Company will not make any share accrual or allowance for this dividend until such time as all regulatory approvals are in place for the Series A common stock to be issued and become a marketable security.

The Company does not anticipate paying cash dividends or making distributions in the foreseeable future.

We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we did not sell any shares in unregistered offerings.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the three months ended December 31, 2012, the Company issued stock pursuant to consulting agreements with several parties as follows:

On October 12, 2012, the Company issued 20,000 restricted common shares under Rule 144 of the Securities and Exchange Act of 1934 with a fair market value of $950 to a consultant pursuant to a bonus due under a September 16, 2011 agreement.

On November 9, 2012, the Company issued a total of 3,000,000 restricted common shares under Rule 144 of the Securities and Exchange Act of 1934 with a fair market value of $181,700 to three consultants pursuant to management agreements entered into in 2012 with scientific advisors.

On November 27, 2012, the Company issued 2,000,000 restricted common shares under Rule 144 of the Securities and Exchange Act of 1934 with a fair market value of $78,800 to two JV partners pursuant to a JV operating agreement.

During the three months ended December 31, 2012, the Company entered into a debt settlement agreement as follows:

On October 23, 2012, the Company issued 7,500,000 common shares to an accredited investor (“Seller”) for settlement of $7,500 of stockholder debt, for a loss on settlement of $319,500, assigned from the stockholder notes payable originating on July 1, 2011.  The shares were issued without legend under an exemption under Rule 144(b)(1) of the Act.  Over six months has passed since the debt accrued on the books of the Company; the Seller is not now, and during the three month period preceding the transaction has not been considered an “affiliate” of the Company.  Furthermore, pursuant to Rule 144(d)(1)(i) the Company is, and have been for a period of at least 90 days immediately before the proposed sale, subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, and the proposed resale of the Shares in addition to the Company not being considered a shell company under Rule 144(i)(1).

All relating shares were issued to settle the aforementioned debt.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Cannabis Science has added several experts to its scientific advisor board and other offices to enable it to progress towards FDA trials with its two key drugs under development, namely CS-TATI-1 targeting both newly diagnosed and treatment-experienced patients with drug-resistant HIV strains, as well as those intolerant of currently available therapies and CS-S/BCC-1 targeting basal and squamous cell carcinomas.

The Company is laying a solid foundation for entrance into the FDA and other government regulatory agencies for developing medicines for cancer, autism, Influenza, PTSD and other ailments.

The Company's goal is the development of FDA-approved pharmaceuticals, including the aforementioned CS-TATI1 and CS-S/BCC-1 currently under development.  The Company faces not only the challenges of other business at an early stage of development, but special problems arising from the nature of its own business.  Notwithstanding, stockholders and prospective stockholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

Results of Operations

Limited Revenues

Since our inception on January 27, 2005 to December 31, 2012, we have earned limited revenues of $126,682.  During the fiscal year ended December 31, 2012 we generated license revenues of $25,000 and educational and consulting revenue of $11,575 compared to $73,702 in license and other revenues for the year ended December 31, 2011.  As of December 31, 2012, we had an accumulated deficit of $87,345,113.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $86,574,241 since January 27, 2005 (date of inception) to December 31, 2012.

Our net loss increased, from $8,339,044 for the fiscal year ended December 31, 2011 to $16,037,572 at the fiscal year ended December 31, 2012, an increase of $7,698,528.  For the fiscal year ended December 31, 2012, our net loss per share was $0.03, compared to a net loss per share of $0.05 per share for the fiscal year ended December 31, 2011.

Expenses

Our total operating expenses from January 27, 2005 (date of inception) to December 31, 2012 were $83,683,095 and consisted of $1,330,443 in investor relations, $33,031,781 in professional fees, $160,417 in technology license royalties, $5,089,811 in impairment of oil and gas well lease, $405,858 in impairment losses on goodwill, $15,395,087 in net loss on settlement of liabilities, $52,243 in net loss on disposal of assets, $50,235 in write-down of inventory, $140,656 in depreciation and amortization and $28,026,385 in general and administrative fees.  Total operating expenses increased $8,256,964 to $16,669,122 for the fiscal year ended December 31, 2012 from total expenses of $8,412,158 for the same period in 2011.

Our investor relations expenses increased $25,452 to $111,634 for the fiscal year ended December 31, 2012 from $86,182 for the same period in 2011.  This was due to increased stock related compensation for investor relations engagements in 2012 from 2011.

Our professional fees increased $143,103 to $261,852 for the fiscal year ended December 31, 2012 from $118,749 for the same period in 2011 due to increased legal services under agreements and other legal associated with increase securities filing activity and business ventures.

The loss on settlement of liabilities increased $5,529,800 to $10,659,600 for the year ended December 31, 2012 from $5,129,800 in 2011.  This increase was due to increased settlement of debt through stock and resulting losses on the settlements.

Our general and administrative expenses increased by $1,249,595 from $3,055,065 for the fiscal year ended December 31, 2011 to $4,304,660 for the same period ended December 31, 2012.  The increase in general and administrative expenses was mainly due to an increase in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2012, our current assets totaled $713,240 which was comprised of $23,560 in cash and cash equivalents, $25,000 in accounts receivable-related party, $116,943 in advances to related party, $22,627 in loans receivable-related party, $525,000 in marketable securities, and $110 in prepaid expenses and deposits.  As of December 31, 2012, we had $333,538 in intangible assets, net of accumulated amortization, $44,274 in goodwill, and $16,412 in property and equipment, net of accumulated depreciation.  As of December 31, 2012 we had a working capital deficit of $2,563,189.

Our net loss of $85,810,455 from January 27, 2005 (date of inception) to December 31, 2012 was mostly funded by debt financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2012 our cash position increased by $21,363.

During the fiscal year ended December 31, 2012, we received net cash of $813,445 from financing activities for the fiscal year ended December 31, 2012 compared to $343,437 for the same period in 2011.  We used net cash of $640,342 in operating activities for the fiscal year ended December 31, 2012 compared to $341,876 for the same period in 2011.  And we used net cash of $151,740 in investing activities compared for the fiscal year ended December 31, 2012 compared to $614 for the same period in 2011.

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

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.

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

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares with a fair market value of $147,000 issued to the principal, Mr. Robert Kane.

The Company anticipates having to raise additional capital to fund operations over the next 12 months.  To the extent that it is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional public or private offerings of debt or equity securities.

As of December 31, 2012 the Company had two full-time executive employees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity/(Deficit)	F-5-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc and subsidiaries (the “Company”) (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period January 27, 2005 (Inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannabis Science, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period January 27, 2005 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has minimal revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 18, 2013

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011

ASSETS	December 31, 2012 $	December 31, 2011 $
Current Assets
Cash	23,560	2,197
Accounts receivable, related party	25,000	-
Prepaid expenses and deposits	110	3,128
Advances to related party	116,943	-
Loans receivable, related party	22,627	-
Marketable Securities (Note 4)	525,000	-
Total current assets	713,240	5,325

Deposits	-	6,666
Computers, Software and Equipment, net of accumulated depreciation (Note 10)	16,412	967
Goodwill (Note 1)	44,274	-
Intangibles, CCI (Note 1)	147,000	-
Intangibles, net of accumulated amortization (Note 11)	186,538	47,588

TOTAL ASSETS	1,107,464	60,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	158,458	476,590
Accrued expenses, primarily management fees (Note 6)	1,314,050	1,163,126
Advances from related parties (Note 6)	196,703	156,818
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 7)	1,307,218	194,413
Total current liabilities	3,276,429	2,290,947

Commitments and contingencies (Note 12) Stockholders' deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 666,666 shares issued and outstanding at December 31, 2012 and 999,999 in 2011	667	1,000
Common stock, $.001 par value, 850,000,000 shares authorized, 663,790,573 issued and outstanding as of December 31, 2012 and 305,420,574 at December 31, 2011	663,791	305,421
Common stock, Class A, $.001 par value, 100,000,000 shares authorized, 0 issued and outstanding as of December 31, 2012 and 2011	-	-
Prepaid consulting	(2,864,070)	(379,156)
Additional paid-in capital	86,604,888	68,379,003
Deficit accumulated during the development stage	(86,574,241)	(70,536,669)
Total stockholders' deficit	(2,168,965)	(2,230,401)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,107,464	60,546

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2012

	2012	2011	Period from January 27, 2005 (inception) to December 31, 2012
	$	$	$
Revenue	36,575	73,702	126,682

Operating Expenses
Investor relations	111,634	86,182	1,330,443
Professional fees	261,852	118,749	33,031,781
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Impairment loss on goodwill	405,858	-	405,858
Net loss on settlement of liabilities	10,659,600	5,129,800	15,395,087
Net loss on disposal of assets	52,423	-	52,423
Inventory write-down	50,235	-	50,235
Depreciation and Amortization	59,074	22,362	140,656
General and administrative	5,068,446	3,055,065	28,026,385
Total operating expenses	16,669,122	8,412,158	83,683,096
Net Operating Profit (Loss)	(16,632,547)	(8,338,456)	(83,556,415)

Other income (expense)	-	-	66,021
Interest income, net	2,250	-	2,250
Interest expense, net	(9,073)	(588)	(163,035)
Gain on settlement of debts	5,167	-	5,167
Gain on derecognized liabilities	222,431	-	222,431
Unrealized gain on marketable common stock	375,000	-	375,000
Beneficial conversion feature	-	-	(1,098,992)
Income (Loss) Before Income Taxes	(16,036,772)	(8,339,044)	(84,147,572)

State income taxes paid	(800)	-	(800)
Income tax provision	-	-	(2,035,065)
Income tax benefit	-	-	1,210,270
Net tax	(800)	-	(825,595)

Net Income (Loss) From Continuing
Operations	(16,037,572)	(8,339,044)	(84,973,167)

Discontinued operations	-	-	(2,425,869)
Income tax benefit	-	-	824,795
	-	-	(1,601,074)
Net Loss	(16,037,572)	(8,339,044)	(86,574,241)

Net loss per common share
- Basic and diluted	$ (0.03)	$ (0.05)

Weighted average number of
common shares outstanding	571,646,382	152,228,519

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to December 31, 2012

					Additional
	Common		Preferred	Paid-in		Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income						-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Loss	-	-	-	-	-	-	(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	1,245,800	1,246	-	-	137,540	-	-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978	(3,530,808)	-	166,850
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600	-	-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150	-	-	36,500
Shares pending cancelation	400,000	400	-	-	(400)	-	-	-
Net Loss	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	36,800,000	36,850	-	-	1,157,575	(1,146,700)	-	47,725
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Common stock issued for debt settlements	167,400,000	167,400	-	-	5,129,800	-	-	5,297,200
Net Loss	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Balance at December 31, 2011	305,820,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	205,169,999	205,170	-	-	5,623,485	(5,228,632)	-	600,023
Common stock issued for debt settlements	155,700,000	155,700	-	-	10,688,100	-	-	10,843,800
Common stock issued for acquisitions	31,000,000	31,000	-	-	1,051,000	-	-	1,082,000
Common stock issued for joint ventures	7,000,000	7,000	-	-	331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-	434,000	-	-	441,000
Common stock issued for services pending cancellation	(34,250,000)	(34,250)	-	-	34,250	-	-	-
Common stock issued for acquisition pending cancellation	(13,250,000)	(13,250)	-	-	13,250	-	-	-
Amortization of shares issued for services	-	-	-	-	-	2,743,718	-	2,743,718
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)	-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-	50,000	-	-	50,000
Net Loss	-	-	-	-	-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO DECEMBER 31, 2012

	December 31, 2012 $	December 31, 2011 $	Period from January 27, 2005 (inception) to Dec 31, 2012 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(16,037,572)	(8,339,044)	(86,574,241)
Plus:
Loss from discontinued operations	-	-	(1,601,074)
Loss from continuing operations	(16,037,572)	(8,339,044)	(84,973,167)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	3,725	1,214	20,472
Amortization	55,349	21,148	9,604,204
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	4,093,311	2,137,900	41,028,894
Forfeiture of preferred stock	(333)	-	(333)
Gain on marketable securities	(375,000)	-	(375,000)
Gain on settlement of liability	(5,167)	-	(5,167)
Gain on derecognized liabilities	(222,431)	-	(222,431)
Loss on settlement of debt	10,659,600	5,129,800	22,030,588
Loss on acquisition write-off	-	-	36,500
Loss on joint-ventures	188,800	-	188,800
Impairment loss on goodwill	405,858	-	405,858
Changes in certain assets and liabilities:
Accounts receivable	-	-	(2,087)
Accounts receivable, related parties	(25,000)	-	(25,000)
Prepaid expenses and deposits	9,684	14,881	(110)
Inventory	-	-	(29,102)
Accounts payable	457,911	235,748	2,223,198
Deferred license revenue	-	(73,334)	-
Accrued expenses, including management fees	150,924	788,126	599,995
Due to related parties	-	-	66,500

Accrued interest payable to affiliate	-	-	214,982
CASH FLOWS USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(640,342)	(83,561)	(4,175,830)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	898,927

NET CASH USED IN OPERATING ACTIVITIES	(640,342)	(83,561)	(3,276,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(15,821)	-	(15,821)
Loans receivable, related parties	(22,627)	-	(22,627)
Advances to related party	(91,942)		(91,942)
Purchase of website	(2,180)	-	(2,180)
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	(19,170)	-	(62,692)
CASH FLOWS USED IN INVESTING ACTIVITIES	(151,740)	-	(225,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note – related party	-	-	951,342
Proceeds from advances from officer	-	193	94,500
Repayments on advances from officer	-	(2,000)	(74,000)
Proceeds from advances from stockholders	814,445	77,475	1,033,620
Repayments on advances from stockholders	(2,000)	-	(2,691)
Advances from related parties	1,000	8,900	1,164,093
Proceeds from the sale of common stock and subscriptions	-	-	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	813,445	84,568	3,525,725

NET INCREASE IN CASH	21,363	1,007	23,560
CASH, BEGINNING OF PERIOD	2,197	1,190	-
CASH, END OF PERIOD	23,560	2,197	23,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	6,578,225	1,194,425	13,987,358
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	10,843,800	5,297,200	24,606,350
Debt converted into common stock	155,700	167,400	833,091
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	773,430	-	899,430
Common stock issued for JV agreements	338,800	-	338,800
Cancellation of shares issued for services	103,500	-	103,500
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	-	36,500
Acquisition payment paid through note payable, related party, then refunded	155,000	-	155,000
Accounts payable paid through note payable, stockholder	456,060	112,829	568,889
Advance from related party paid to AGI (Note 4)	25,000	-	25,000
Accounts payable paid by related parties	13,885	40,083	53,968
Accounts payable paid through stockholder gift	50,000	-	50,000
Marketable securities acquired in exchange for JV	150,000	-	150,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of December 31, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.  As of December 31, 2012, in conjunction with Company efforts to focus on FDA development and sell off other non-conforming business interests, it has decided to discontinue its license agreement and business dealings with Rockbrook.

On August 10, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with Prescription Vending Machines, Inc. (“PVM”) for consideration of $250,000 in common stock.  Under the MOU, Cannabis Science, Inc. became a distributor of all PVM products and services in the Continents of Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceana with a regions exclusive with the exception of the United States of America, United Kingdom, South America, and Antarctica. Under the MOU, PVM provides machine and consulting services to the Company at its cost and shares in gross profits on a 50/50 basis, excluding the United States of America.  PVM and the Company were to setup a Canadian corporation, as a jointly-held corporation for consulting and machine sales, and sales office in Canada.  PVM is responsible for all costs to establish the office and launch the business activities up to $50,000 and operating costs up to an additional $50,000.  The Company has paid its $250,000 consideration due under the MOU and is waiting on PVM to setup the office and other deliverables to commence operations.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  In addition, Apothecary was to invest $250,000 in the first 24 months for research and development.  The Company earned a $25,000 license fee under the agreement for the period ended December 31, 2012 that was subsequently paid to the Company on March 8, 2013.

In consideration of this agreement, on January 1, 2012, the Company entered into a 25 year management agreement with Dr. Mohammad Afaneh to act as Chief Operating Officer of Cannabis Science, Inc.  All transactions related to Dr. Afaneh have been eliminated in the accompanying consolidated financial statements as though they had never occurred due to his termination in Q4 and settlement and cancellation of the shares on April 12, 2013.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 16,750,000 common shares with a fair market value of $626,450 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $674,474 has been allocated to intangibles as at December 31, 2012. These common shares were issued on April 24, 2012.  As of December 31, 2012, the Company recognized a goodwill impairment loss of $405,858 in regards to goodwill acquired in the GEGECO acquisition.  The 8,250,000 common shares issued to Dr. Afaneh have been eliminated in the accompanying consolidated financial statements as though they had never occurred due to his termination in Q4 and settlement and cancellation of the shares on April 12, 2013.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500. $25,000 was paid to Robert Kane in lieu of the 250,000 shares. The preliminary valuation of the CCI Group acquisition totaling $147,000 has been allocated to intangibles as at December 31, 2012.

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

On October 15, 2012, the $155,000 cash deposit and 5,000,000 common shares were repaid to the Company through the trust account of Goldsmith’s lawyer.  In addition, Goldsmith returned the 750,000 common shares issued under his April 2012 consulting agreement and it was mutually agreed to terminate the contract.    The operating results of Goldsmith Health Care, Ltd. (“GHC”), acquired on June 1, 2012, for the period June 1, 2012 through December 31, 2012 were not consolidated with the consolidated financial statements of the Company as a result of the retroactive termination of the acquisition and unwinding of the transaction.

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

On September 10, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Wolastokwik NeGoot-Gook, Maliseet Nation at Tobique (“WNGM”) and George Kattar.  Under the JV, the Company is entitled to 25% of net operating profits from the JV, which will be focused on establishing a clinical laboratory, medicine production facility and treatment center on WNGM provided land and facilities at the Maliseet Nation.  As consideration for the JV, the Company issued 1 million common shares on November 15, 2012 with a fair market value of $38,500 to each of WNGM and Mr. Kattar.

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2012 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2012.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $405,858 in goodwill impairment relating to the acquisition was recorded at December 31, 2012 leaving $44,274 in unimpaired goodwill.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2012. The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company will allocate the $147,000 purchase price once an internal valuation has been completed on or before March 31, 2013.  The deemed value of shares issued for the acquisition of the CCI have been included in intangibles as of December 31, 2012.  No impairment in the fair market value of CCI was determined at December 31, 2012.

C.  Use of Estimates

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2012 to December 31, 2012 and from inception through December 31, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

E.  Cash and Cash Equivalents

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

G. Inventory

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

J. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, Intangible assets and goodwill, if any, will be calculated and allocated from intangibles designated in the acquisitions of GGECO, and CCI, pursuant to a valuation by an accredited independent certified business valuator and/or internal valuation, where acquisitions were immaterial in nature.  Finite life intangibles will be tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A preliminary allocation of all acquisition costs has been made to intangible assets under the aforementioned acquisitions.

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

The Company determined and recorded an impairment loss on goodwill of $405,858 which was included in operating expenses and resulting net operating loss for the year ended December 31, 2012.

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

L. Marketable Securities

Under ASC Topic 210; Rule 5-02.2, ‘‘Marketable Securities’’, the Company is required to measure all marketable securities at their carrying value while recognizing unrealized gains and losses as of the reporting date.

M. Stock-Based Compensation

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

N.  Revenue Recognition

Revenue is recognized at the time the educational materials or online seminars are provided and billed to the customer and collection of such fee is reasonably assured.  License fees and joint-venture profit sharing when evidenced by executed agreements, and other fees are recognized when earned and collection is reasonably assured.

O.  Basic and Diluted Net Earnings (loss) per Share

Under ASC Topic 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2012 and December 31, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

P.  Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of ASC Topic 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA.  The businesses of GGECO and CCI acquired during 2012 have minimal operations and the Company’s other activities under license agreements, MOU, and joint-ventures have not commenced operations in 2012; therefore, the Company remains as previously defined as a development stage entity as at December 31, 2012.

Q. Recent Accounting Pronouncements

During the year ended December 31, 2012 and through April 15, 2013, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

R. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $86,574,241 and had a stockholders’ deficit of $2,168,965 at December 31, 2012.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2012, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  INVENTORIES

At December 31, 2012 the Company recorded a write-down expense of $50,235 for unrecoverable inventory.

4.  MARKETABLE SECURITIES

At December 31, 2012, the Company held 5,000,000 common shares in the X-Change Corporation (OTCQB: XCHC) representing approximately 8.5% of the issued and outstanding shares of X-Change, which were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012.  The shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to X-Change under an Asset Purchase Agreement.  The value of the shares at December 31, 2012 was determined to be $0.105 per share or $525,000 with the Company earning an unrealized gain of $375,000, which was recorded in other income for the year ended December 31, 2012.

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

ASC Topic 820, Fair Value Measurement, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

Level 1     Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2     Inputs to the valuation methodology include:

-             quoted prices for similar assets or liabilities in active markets;

-             quoted prices for identical or similar assets or liabilities in inactive markets;

-             inputs other than quoted prices that are observable for the asset or liability;

-             inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3     Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at December 31, 2012.

Investment in marketable securities: Trading securities valued at the closing price of XCHC shares held by the Company at year end.

Intangibles from GGECO acquisition:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2012.

Assets at Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total
Investment in marketable securities	$525,000	$-	$-	$525,000
Intangibles from GGECO acquisition,
net of accumulated amortization	-	-	157,918	157,918
	$525,000	$-	$157,918	$682,918

6.  RELATED PARTY TRANSACTIONS

At December 31, 2012, a total of $196,703 (December 31, 2011: $156,818) was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and a $2,000 (December 31, 2011: $0) officer advance was due to the Company’s CEO, Robert Melamede.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On February 9, 2012, Robert Melamede, Richard Cowan and Raymond Dabney signed five year management consulting agreements and each received consideration of a 5,000,000 free-trading common shares bonus and 36,833,333 144-restricted common shares in the Company, for a combined fair market value of $1,568,750 each.

On February 9, 2012, the Company entered into a licensing agreement with Apothecary Genetics Investments LLC.  (“Apothecary”).  Mohammad Afaneh and Bret Bogue, the Company’s former COO are and VP of Horticulture, respectively, are managers of Apothecary.  Apothecary owes a license fee of $25,000 to the Company and other advances receivable of $116,943, totalling $141,943 as of December 31, 2012 in addition to $22,627 in loans receivable.  The advances and loans are to be repaid to the Company in 2013.  On March 8, 2013 the Company received payment of the $25,000 license fee due from Apothecary.

On May 29, 2012, the Company issued 5,600,000 common shares to J. Scott Munro for settlement of $5,600 of stockholder debt, for a loss on settlement of $386,400, assigned from the stockholder notes payable originating on July 31, 2011.  On July 13, 2012, the Company issued 5,000,000 common shares to Mr. Munro for settlement of $5,000 of stockholder debt, for a loss on settlement of $252,500, assigned from the stockholder notes payable originating on August 4, 2011. On October 19, 2012, the Company issued 7,500,000 common shares to Munro Holdings S.A., which Mr. Munro owns, for settlement of $7,500 of stockholder debt, for a loss on settlement of $319,500, assigned from the stockholder notes payable originating on July 1, 2011.  Mr. Munro’s company, Intrinsic Venture Corp., which is also a promissory note holder in the Company (see Note 7) provides accounting and business services to the Company on a month-to-month basis.

On June 1, 2012, Raymond Dabney, managing partner, loaned $155,000 to the Company via a third-party payment to Goldsmith Health Care Ltd.’s lawyer’s trust account, as $150,000 cash consideration due and $5,000 in license fees for the first month under the Share Purchase Agreement entered into on June 1, 2012 (see Note 1).  Mr. Dabney wired $155,000 to GHC, which was $5,000 in excess of cash due under the SPA and he is now working with the GHC’s lawyer for the return of the excess funds.  The $155,000 is due under a 12-month promissory note with no interest bearing and due upon demand.  On October 10, 2012 the Company and Dr. Goldsmith reached a settlement.  The settlement was filed in a court stipulation and order on October 10, 2012, pursuant to which Dr. Goldsmith and GHC were to return the monies and unwind the acquisition with the Company along with ceasing all legal claims or actions between the parties.  On October 15, 2012, Raymond Dabney was repaid the $155,000 from Goldsmith in the form of $150,000 cash and a $5,000 promissory note after which he provided notice to the Company that his promissory note due by the Company was deemed paid in full.

On June 26, 2012, the Company acquired the domain name and rights to www.CannabisScience.com, from the Company’s then acting CFO, Richard Cowan for $2,180.

On December 12, 2012 the Company sold its rights and interest in the Dupetit Natural Products GmbH Joint Venture to the X-Change Corporation for consideration of 5,000,000 common shares with a fair market value of $150,000.  Robert Kane, V.P. of Investor Relations is the President of X-Change Corporation and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for X-change Corporation.  The Company recorded an unrealized gain on marketable securities of $325,000 at December 31, 2012 in regards to the X-change Corporation shares received.

The Company recognized all unamortized expense of $1,105,827 in regards to stock compensation for Richard Cowan under his February 2012 management agreement as of the date of his resignation on December 20, 2012 due to no further obligations or service responsibilities under this agreement.  Mr. Cowan’s ongoing role with the Company is strictly as a scientific advisor post-resignation.  Mr. Cowan also forfeited 333,333 shares of Series A preferred stock.

For the year ended December 31, 2012, $1,835,524 in management fees in relation to the aforementioned management consulting and bonus agreements.

7.  NOTES PAYABLE TO STOCKHOLDERS

As at December 31, 2012, a total of $1,307,218 (December 31, 2011: $194,413) of notes payable are due to Intrinsic Venture Corp. (formerly Intrinsic Capital Corp; Parco Safety Products Ltd.) that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on September 8, 2012 through December 31, 2013.   Intrinsic Venture Corp., to whom the promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $155 (December 31, 2011: $9) is due to a stockholder under a convertible note that is non-interest bearing and has no specified terms of repayment.

8.  INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $16,858,444 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2012 and 2011, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $37,000,000 and $21,000,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2032 for federal tax purposes and 2017 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets:
NOL expense (benefit)	$(12,581,377)	$(7,128,603)
Less: valuation allowance	12,581,372	7,128,603
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
Income tax expense (benefit) at
statutory federal rate	$(5,452,774)	34%	$(2,827,672)	34%
State income taxes
NOL limitation (Note 3)
Increase (decrease) in valuation allowance	5,452,774	-34%	2,827,672	-34%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

9.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $.001 per share.  These shares have full voting rights.  There were 663,790,573 issued and outstanding as of December 31, 2012.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2012.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  On December 20, 2012 the former CFO of the Company, Richard Cowan, resigned and notified the Company of his forfeiture of 333,333 series A preferred shares for return into treasury of the Company.  There were 666,666 issued and outstanding series A preferred shares as of December 31, 2012 as a result of this forfeiture.

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

During the year ended December 31, 2012, the Company issued the following common stock:

During the fiscal year ended December 31, 2012, we did not sell any shares in unregistered offerings.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2012, the Company issued stock pursuant to consulting and debt settlement agreements with several parties as follows:

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

On March 22, 2012, the Company issued 250,000 common shares with a fair market value of $9,975 to a member of the Company’s scientific advisory board for services rendered.

On April 24, 2012, the Company issued 192,499,999 common shares, with a fair market value of $5,674,650, pursuant Management Consulting and Bonus Agreements with executives, a managing partner, and a consultant.

On April 24, 2012, the Company issued 16,750,000 common shares, with a fair market value of $626,450, to acquire GGECO University, Inc.

On May 25, 2012, the Company issued 1,000,000 common shares, with a fair market value of $147,000, to acquire Cannabis Consulting, Inc.

On May 29, 2012, the Company issued 42,200,000 common shares for settlement of $42,200 of stockholder debt, for a loss on settlement of $2,911,800, assigned from the stockholder notes payable originating on July 9, 2010, July 30, 2010, August 5, 2010, June 30, 2011, July 31, 2011, August 4, 2011 and August 31, 2011.

On June 26, 2012, the Company issued 750,000 common shares, with a fair market value of $103,500, pursuant Management Consulting Agreements with consultants.

On June 26, 2012, the Company issued 5,000,000 common shares, with a fair market value of $307,500, to acquire Goldsmith Health Care, Ltd.

On July 11, 2012, the Company entered into a management agreement with a consultant. Under the agreement the consultant received 750,000 common shares, issued on July 16, 2012, with a fair market value of $38,625 for services rendered over a 3-month term.

On July 20, 2012, the Company issued 30,000,000 common shares for settlement of $30,000 of stockholder debt, for a loss on settlement of $1,515,000, assigned from the stockholder notes payable originating on August 4, 2011, September 26, 2011 and September 30, 2011.

On August 1, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with the Dupetit Natural Products GmbH (“Dupetit”) to provide world-wide exclusive products to the JV for sale.90% of the net operating profits of the JV will be earned by Cannabis Science under the Agreement. The JV has over 40 hemp and cannabis based health, beauty and food products in production or development with products in over 350 stores across the European Union. On August 1, 2012, the Company issued 5,000,000 common shares, with a fair market value of $260,000, as consideration for providing products outlined in the JV agreement.

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

On October 12, 2012, the Company issued 20,000 common shares with a fair market value of $950 to a consultant pursuant to a bonus due under a September 16, 2011 management agreement.

On October 23, 2012, the Company issued 7,500,000 common shares for settlement of $7,500 of stockholder debt, for a loss on settlement of $319,500, assigned from the stockholder notes payable originating on July 1, 2011.

On November 9, 2012, the Company issued a total of 3,000,000 common shares with a fair market value of $181,700 to three consultants pursuant to management agreements entered into 2012 with scientific advisors.

On November 27, 2012, the Company issued 2,000,000 common shares with a fair market value of $78,800 to two JV partners pursuant to a JV operating agreement.

Stock Options:

The following options were issued to the Company’s V.P of investor relations for services rendered:

(i)

the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)

the option to purchase 100,000 common shares at ten cents ($0.20) per share;

(iii)

the option to purchase 500,000 common shares at ten cents ($0.35) per share; and

(iv)

the option to purchase 1,000,000 common shares at ten cents ($0.50) per share.

A summary of the status of the Company’s option grants as of December 31, 2012 and the changes during the period then ended is presented below:

	Shares	Weighted-AverageExercise Price
Outstanding December 31, 2011	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding December 31, 2012	1,700,000	$0.41

Options exercisable at December 31, 2012	–	–

The weighted average fair value at date of grant for options during nine months ended December 31, 2012 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

10.  EQUIPMENT

                                                                  Accumulated          Net Book Value          Net Book Value

                                      Cost                      Depreciation               Dec 31, 2012              Dec 31, 2011

Equipment                 $    3,000                    $      2,633                       $      367                 $             967

Laboratory equipment     10,023                           1,128                            8,895                                   -

Software                         5,000                              983                            4,017                                   -

Computers                       5,716                           2,583                            3,133                                   -

                                   $  23,739                    $    7,327                       $  16,412                 $            967

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

11. INTANGIBLE ASSETS

2012	2011

Intellectual assets, primarily intellectual property                 $ 320,299

 $ 126,000

Less accumulated amortization

     (133,761)

    (78,412)

   $ 186,538

  $  47,588

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

12.  COMMITMENTS

Mohammad Afaneh, former COO of the Company, secured a lease on behalf of the Company on June 26, 2012 for a facility in Henderson, NV that was also guaranteed by a stockholder of the Company.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through June 30, 2013.

13.  SUBSEQUENT EVENTS

On January 1, 2013, the Company entered into five year Management Agreements and issued 166,667 Series A preferred shares each to Robert J. Melamede, CEO/interim CFO and Bogat Family Trust, Raymond Dabney trustee, for services rendered.

On January 29, 2013, the Company issued 5,000,000 common shares with a fair market value of $250,000 to Chad S. Johnson, Esq. due under a January 1, 2013 bonus agreement.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with X-Change Corporation to sell its interest and rights in the joint-venture operating agreement entered into with Maliseet Nation at Tobique (“Maliseet”) on September 10, 2012 in exchange for 2,500,000 shares of common stock in X-Change Corp. (OTCQB: XCHC) with a fair market value of $290,000.  As a material inducement for the JV partners to waive their pre-emptive purchase rights, the Company issued 500,000 shares of common stock with a fair market value of $58,000 to Maliseet and 1,000,000 shares of common stock with a fair market value of $116,000 to George Kattar.  The 1,500,000 common shares due to the JV partners are pending issuance as of April 12, 2013.

On February 28, 2013, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $1,092,150, assigned from the stockholder notes payable originating on July 1, 2011 and July 11, 2011.

On March 27, 2013, the Company issued 500,000 common shares with a fair market value of $38,750 to a scientific advisor pursuant to a February 26, 2013 agreement.

A stockholder of the Company, Intrinsic Venture Corp, loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount               Issue Date

$  5,000                                   January 4, 2013

$15,000                                   January 16, 2013

$22,000                                   February 4, 2013

$11,000                                   February 7, 2013

$25,000                                   February 28, 2013

$20,000                                   March 8, 2013

$30,500                                   April 1, 2013

Total promissory note loans from this stockholder was $128,500 to the Company in 2013.

On April 12, 2013, the Company retroactively cancelled 41,750,000 common shares as if they had never been issued previously to Dr. Mohammad Afaneh pursuant to his termination in Q4 and a court approved settlement in February 2013.  All transactions pertaining to these shares issued to Dr. Afaneh were reversed as if they have never occurred in these consolidated financial statements for the year ended December 31, 2012.

Common shares reconciliation table:

Issued and outstanding as of December 31, 2012…                                    705,540,573

Subsequent events issuances…                                                                  19,000,000

Subsequent event cancellations…                                                             (41,750,000)

Pending subsequent event issuances…                                                        1,500,000

Issued and outstanding as of April 18, 2013…                                           684,290,573

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.  Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2012, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE

Dr. Robert Melamede	65	President, CEO Director and Interim CFO	2009 2009 2012

Chad S. Johnson, Esq.	45	Director and General Legal Counsel	2012

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

Dr. Robert Melamede has a Ph.D. in Molecular Biology and Biochemistry from the City University of New York.  Dr. Melamede retired as Chairman of the Biology Department at University of Colorado, Colorado Springs in 2005, where he continues to teach and research cannabinoids, cancer, and DNA repair.  Dr. Melamede is recognized as a leading authority on the therapeutic uses of cannabis, and has authored or co-authored dozens of papers on a wide variety of scientific subjects.  Dr. Melamede also serves on the Editorial Board of The Journal of the International Association for Cannabis as Medicine, the Scientific Advisory Board of Americans for Safe Access, Sensible Colorado, Scientific Advisor for Cannabis Therapeutics as well as a variety other of state dispensaries and marijuana patient advocacy groups

Richard Cowan resigned as an officer and director of the Company and was appointed to the Scientific Advisory Board on December 20, 2012.

Chad S. Johnson, Esq. assumed the role of Corporate Secretary vacated by Richard Cowan on December 20, 2012.

Robert Melamede was appointed interim CFO on December 20, 2012.

Chad S. Johnson, Esq. was appointed Director and General Corporate Counsel on November 12, 2012.

Mr. Chad S. Johnson, a native Kansan, is a 1989 graduate of Harvard with a concentration in economics and a 1992 graduate of Harvard Law School.  After a federal clerkship, Mr. Johnson worked as a financial institutions mergers, acquisitions and regulatory attorney for Skadden Arps Slate Meagher & Flom LLP from 1993 through 2000, taking a leave to work full-time on the Gore/Lieberman campaign and subsequent recount effort.  Mr. Johnson served as founder, pro bono general counsel, and/or director for several gay and lesbian civil rights organizations and AIDS charitable organizations during his time at Skadden Arps.  He then served as executive director of the national lgbt democrats’ organization for two years before pursuing various private entrepreneurial ventures while also serving as chief of staff and general counsel for a premier cosmetic surgery center from 2003 to present.  In 2010, Mr. Johnson co-founded and joined the board of directors of the non-profit World AIDS Institute and thereafter the Timothy Ray Brown Foundation of the World AIDS Institute.

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 2012, the Company accrued a total of $487,610 in executive compensation and paid $155,000 in salaries.  The table below shows the compensation split:

	Cash compensation	Stock issuances	Total Compensation
Dr. Robert Melamede	$60,000	$275,963	$335,963
Raymond Dabney	-	275,963	275,963
Richard Cowan	55,000	1,381,250	1,436,250
Chad S. Johnson		8,323	8,323
	$115,000	$1,941,499	$2,056,499

Employment Agreements

Currently, the Company has management agreements with Dr. Robert Melamede, CEO and Interim CFO, Chad S. Johnson, COO and General Counsel, and Raymond Dabney, Managing Consultant.  Richard Cowan, former CFO, resigned and his management agreement was terminated on December 20, 2012.

Compensation of Directors

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS

_______________________

Bogat Family Trust (1)

#503 - 1155 Robson St. Vancouver, BC V6E 1B5, Canada

Dr. Robert Melamede (2)

1918 El Parque St. Apt 4, Colorado Springs, CO 80907-6798

Richard Cowan (3)

Haarlemmerstraat 86, Amsterdam, Netherlands 1013EV

Chad S. Johnson (2)

1754 Willard Street, NW #3

Washington, DC 20009

ALL DIRECTORS AND

EXECUTIVE OFFICERS

NUMBER OF SHARES OWNED BENEFICIALLY ______________________ 45,923,333 50,340,333 50,340,333 6,000,000 152,603,999	PERCENT OF SHARES OWNED _________________ 6.5% 7.1% 7.1% 0.1% 21.6%

(1)  Raymond Dabney, managing consultant, is a trustee of Bogat Family Trust.

(1)  Officer and Director.

(2)  Former Officer and Director.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At December 31, 2012, a total of $196,703 (December 31, 2011: $156,818) was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and a $2,000 (December 31, 2011: $0) officer advance was due to the Company’s CEO, Robert Melamede.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On February 9, 2012, Robert Melamede, Richard Cowan and Raymond Dabney signed five year management consulting agreements and each received consideration of a 5,000,000 free-trading common shares bonus and 36,833,333 144-restricted common shares in the Company, for a combined fair market value of $1,568,750 each.

On February 9, 2012, the Company entered into a licensing agreement with Apothecary Genetics Investments LLC.  (“Apothecary”).  Mohammad Afaneh and Bret Bogue, the Company’s former COO are and VP of Horticulture, respectively, are managers of Apothecary.  Apothecary owes a license fee of $25,000 to the Company and other advances receivable of $102,606, totalling $127,606 as of December 31, 2012 in addition to $22,627.21 in loans receivable.  The advances and loans are to be repaid to the Company in 2013.  On March 8, 2013 the Company received payment of the $25,000 license fee due from Apothecary.

On June 12, 2012, Raymond Dabney, managing partner, loaned $155,000 to the Company via a third-party payment to Goldsmith Health Care Ltd.’s lawyer’s trust account, as $150,000 cash consideration due and $5,000 in license fees for the first month under the Share Purchase Agreement entered into on June 1, 2012 (see Note 1).  Mr. Dabney wired $155,000 to GHC, which was $5,000 in excess of cash due under the SPA and he is now working with the GHC’s lawyer for the return of the excess funds.  The $155,000 is due under a 12-month promissory note with no interest bearing and due upon demand.  On October 10, 2012 the Company and Dr. Goldsmith reached a settlement.  The settlement was filed in a court stipulation and order on October 10, 2012, pursuant to which Dr. Goldsmith and GHC were to return the monies and unwind the acquisition with the Company along with ceasing all legal claims or actions between the parties.  On October 15, 2012, Raymond Dabney was repaid the $155,000 from Goldsmith in the form of $150,000 cash and a $5,000 promissory note after which he provided notice to the Company that his promissory note due by the Company was deemed paid in full.

On June 26, 2012, the Company acquired the domain name and rights to www.CannabisScience.com, from the Company’s then acting CFO, Richard Cowan for $2,180.

On December 12, 2012 the Company sold its rights and interest in the Dupetit Natural Products GmbH Joint Venture to the X-Change Corporation for consideration of 5,000,000 common shares with a fair market value of $150,000.  Robert Kane, V.P. of Investor Relations is the President of X-Change Corporation and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for X-change Corporation.  The Company recorded an unrealized gain on marketable securities of $325,000 at December 31, 2012 in regards to the X-change Corporation shares received.

The Company recognized all unallocated expense of $1,105,827 in regards to stock compensation for Richard Cowan under his February 2012 management agreement as of the date of his resignation on December 20, 2012 due to no further obligations or service responsibilities under this agreement.  Mr. Cowan’s ongoing role with the Company is strictly as a scientific advisor post-resignation.  Mr. Cowan also forfeited 333,333 shares of Series A preferred stock resulting in a recapture of $333 in management and consulting fees.

For the three months ended December 31, 2012, $201,662 in management fees and $0 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

For the year ended December 31, 2012, $719,443 in management fees and $0 in bonuses were expensed in relation to the aforementioned management consulting and bonus agreements, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2012 was $25,000 and in 2011 was $20,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $35,000.

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

Not applicable.

 PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(1)

Financial Statements: Consolidated Balance Sheets, Consolidated Statements of Operations, Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(1) or Item 15(3).

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit                                                                                                Incorporated             Filed

No.                  Document Description                                              by Reference          Herewith

(2)(1)               Articles of Conversion                                                                                    X

(3)(1)(i)            Articles of Incorporation                                            (1)

(3)(1)(ii)           Articles of Amendment

to Articles of Incorporation                                        (1)

(3)(1)(iii)          Certificate of Amendment to

Articles of Incorporation                                                                                X

(3)(1)(iv)          Certificate of Amendment to

Articles of Incorporation                                                                                X

(3)(1)(v)           Certificate of Amendment to

Articles of Incorporation                                                                                X

(3)(1)(vi)          Certificate of Amendment to

Articles of Incorporation                                                                                X

(3)(1)(vii)         Certificate of Amendment to

Articles of Incorporation                                                                                X

(3)(1)(viii)        Certificate of Amendment to

 Articles of Incorporation                                                                               X

(3)(2)               Amended ByLaws                                                      (1)

(4)(1)               Certificate of Change in Number of

Authorized Shares                                                                                         X

(4)(2)               Certificate of Designation of Series A

 Preferred Stock                                                                                            X

(4)(3)               2012 Stock Compensation Plan                                  (2)

(10)(1)             Debt Settlement Agreement                                                                            X

(10)(2)             Asset Purchase Agreement                                                                             X

(23)(1)             Consent of Turner, Stone & Company, L.L.P.                                                X

(31)(1)             Certification by Dr. Robert Melamede, Chief Executive

                        Officer, as required under Section 302 of Sarbanes-Oxley

                        Act of 2002.                                                                                                 X

(32)(1)             Certification as required under Section 906 of Sarbanes-

                        Oxley Act of 2002.                                                                                       X

 (101)               Interactive Data File                                                                                     X

(1) previously filed with the Commission on January 14, 2000 with Form 10SB12G

(2) previously filed with the Commission on February 14, 2012 as an Exhibit 4.1 to Form S-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Dr. Robert Melamede
Dr. Robert Melamede, President, Chief Executive Officer Director Date: April 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Robert Melamede	President, Chief Executive	April 22, 2013
Dr. Robert Melamede	Officer, Director, Interim CFO

/ s/ Chad S. Johnson, Esq.	Director and General Legal Counsel	April 22, 2013
Chad S. Johnson, Esq.

