Form 10-Q
period 2013-03-31
CANNABIS SCIENCE, INC.
filed 2013-08-23
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   (  )       Accelerated filer   (  )

Non-accelerated filer     (  )          Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

Number of common shares outstanding at August 15, 2013: 710,423,906

Number of Class A common shares outstanding at August 15, 2013: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2013

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Consolidated Balance Sheets as at March 31, 2013 and December 31, 2012	F-1
Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period January 27, 2005 (Inception) to March 31, 2013	F-2
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to March 31, 2013	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period January 27, 2005 (Inception) to March 31, 2013	F-5
Notes to Consolidated Financial Statements	F-6

3

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets March 31, 2013 and December 31, 2012
	March 31,
	2013	December 31,
	(unaudited) $	2012 $
ASSETS
Current Assets
Cash	8,461	23,560
Accounts receivable, related party	-	25,000
Prepaid expenses and deposits	3,203	110
Advances receivable, related party	131,098	116,943
Loans receivable, related party	11,964	22,627
Marketable securities (Note 3)	637,500	525,000
Total current assets	792,226	713,240

Computer and Equipment, net of accumulated
depreciation of $4,358 and $7,327 (Note 8)	5,958	16,412
Goodwill (Note 1)	66,274	44,274
Intangibles, CCI (Note 1)	-	147,000
Intangibles, net of accumulated amortization (Note 9)	270,138	186,538
TOTAL ASSETS	1,134,596	1,107,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	128,230	158,458
Accrued expenses, primarily management fees (Note 5)	1,226,179	1,314,050
Advances from related parties (Note 5)	233,103	196,703
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,411,718	1,307,218
Total current liabilities and total liabilities	3,299,230	3,276,429
Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
1,000,000 shares issued and outstanding at March 31, 2013 and 666,666 at December 31, 2012	1,000	667
Common stock, $.001 par value, 850,000,000 shares
684,390,573 issued and outstanding as of March 31, 2013 and
663,790,573 at December 31, 2012	684,391	663,791
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Prepaid consulting	(3,130,604)	(2,864,070)
Additional paid-in capital	88,633,356	86,604,888
Accumulated deficit	(88,352,777)	(86,574,241)
Total stockholders' deficit	(2,164,634)	(2,168,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,134,596	1,107,464

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2013

(UNAUDITED)

	For the three months ended March 31,		Period from January 27, 2005 (inception) to March 31, 2013
	2013	2012
	$	$	$
Revenue	1,604	116,135	128,286

Operating Expenses
Investor relations	214	15,750	1,318,822
Professional fees	24,980	193,563	33,056,761
Technology license royalties	-	-	160,417
Impairment of oil and gas well lease	-	-	5,089,811
Impairment loss on goodwill	-	-	405,858
Net loss on settlement of liabilities	1,092,150	6,061,100	16,622,087
Net loss on disposal of assets	8,896	-	61,318
Inventory write-down	-	-	50,235
Depreciation and Amortization	42,958	5,437	183,614
General and administrative	760,623	1,307,881	28,663,994
Total operating expenses	1,929,821	7,583,731	85,612,917
Net Operating Profit (Loss)	(1,928,217)	(7,467,596)	(85,484,631)

Other income (expense)	-	-	66,021
Interest income, net	-	-	2,250
Interest expense, net	(277)	(550)	(163,312)
Gain on sale of assets	262,250	-	262,250
Gain on settlement of debts	-	-	5,167
Gain on derecognized liabilities	37,458	-	259,889
Unrealized gain (loss) on marketable common stock	(149,750	-	225,250
Beneficial conversion feature	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(1,778,536)	(7,468,147)	(85,926,108)

State income taxes paid	-	-	(800)
Income tax provision	-	-	(2,035,065)
Income tax benefit	-	-	1,210,270
Net tax	-	-	(825,595)

Net Income (Loss) From Continuing
Operations	(1,778,536)	(7,468,147)	(86,751,703)

Discontinued operations	-	-	(2,425,869)
Income tax benefit	-	-	824,795
	-	-	(1,601,074)
Net Loss	(1,778,536)	(7,468,147)	(88,352,777)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.02)

Weighted average number of
common shares outstanding	676,573,906	363,527,717

The accompanying notes are an integral part of these consolidated financial statements.
F-2

CANNABIS SCIENCE, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to March 31, 2013
	Common		Preferred
	Shares	Par $	Shares	Par $	Additional Paid-in Capital $	Prepaid Consulting	Accumulated Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income						-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Loss	-	-	-	-	-	-	(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	1,245,800	1,246	-	-	137,540	-	-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978	(3,530,808)	-	166,850
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600	-	-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150	-	-	36,500
Shares pending cancelation	400,000	400	-	-	(400)	-	-	-
Net Loss	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	36,850,000	36,850	-	-	1,157,575	(1,146,700)	-	47,725
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Common stock issued for debt settlements	167,400,000	167,400	-	-	5,129,800	-	-	5,297,200
Net Loss	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Balance at December 31, 2011	305,420,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	171,669,999	171,670	-	-	5,965,555	(4,989,800)	-	1,147,425
Common stock issued for debt settlements	155,700,000	155,700	-	-	10,688,100	-	-	10,843,800
Common stock issued for assets and acquisitions	22,750,000	22,750	-	-	750,680	-	-	773,430
Common stock issued in connection with joint ventures	7,000,000	7,000	-	-	331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-	434,000	-	-	441,000
Common stock pending cancellation for services	(750,000)	(750)	-	-	750	-	-	-
Common stock pending cancellation for acquisition	(5,000,000)	(5,000)	-	-	5,000	-	-	-
Amortization of shares issued for services	-	-	-	-	-	2,504,886	-	2,504,886
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)	-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-	50,000	-	-	50,000
Net Loss	-	-	-	-	-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	7,100,000	7,100	-	-	436,650	(74,500)	-	369,250
Common stock issued for debt	13,500,000	13,500	-	-	1,092,150	-	-	1,105,650
Preferred stock issued for services	-	-	333,334	333	499,668	(500,001)	-	-
Amortization of shares issued for services	-	-	-	-	-	307,967	-	307,967
Net loss for the period	-	-	-	-	-	-	(1,778,536)	(1,778,536)
Balance at March 31, 2013	684,390,573	684,391	1,000,000	1,000	88,633,356	(3,130,604)	(88,352,777)	(2,164,634)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO MARCH 31, 2013

(Unaudited)

			Period from January 27,
			2005 (inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,778,536)	(7,468,147)	(88,352,777)
Less:
Net (income) loss from discontinued operations	-	-	(1,601,074)
Income (loss) from continuing operations	(1,778,536)	(7,468,147)	(86,751,703)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,558	150	22,030
Amortization	41,400	5,287	9,645,604
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	677,217	300,585	41,706,022
Forfeiture of preferred stock	-	-	(333)
Loss (gain) on marketable securities	149,750	-	(225,250)
Gain on settlement of liability	-	(41,135)	(5,167)
Gain on derecognized liabilities	-		(222,431)
Gain on joint ventures	(262,250)	-	(262,250)
Loss on settlement of debt	1,092,150	6,061,100	23,122,738
Loss on acquisition write-off	-	-	36,500
Loss on asset write-off	8,896	-	8,896
Loss on joint-ventures	-	-	188,800
Impairment loss on goodwill	-	-	405,858
Changes in operating assets and liabilities:
Accounts receivable	-	-	(2,087)
Accounts receivable, related parties	25,000	(25,000)	-
Prepaid expenses and deposits	(3,093)	9,794	(3,203)
Inventory	-	-	(29,102)
Accounts payable	(228)	(105,726)	2,222,970
Accrued expenses, including management fees	(87,871)	1,132,027	472,124
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,982
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(136,007)	(142,815)	(4,311,837)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS		-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(136,007)	(142,815)	(3,412,910)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	-	-	(15,821)
Loans receivable, related parties	10,663	(11,750)	(11,964)
Advances receivable, related parties	(14,155)	-	(106,097)
Purchase of website	-	-	(2,180)
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	-	(62,692)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,492)	-	(228,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	-	94,500
Repayments on advances from officer	-	-	(74,000)
Proceeds from notes payable-stockholders	98,000	143,062	1,131,620
Repayments on notes payable-stockholders	-	-	(2,691)
Advances from related parties	27,400	-	1,191,493
Repayment of advances from related parties	(1,000)	-	(1,000)
Proceeds from sale of common stock	-	-	358,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	124,400	143,062	3,650,125
NET INCREASE IN CASH	(15,099)	247	8,461
CASH, BEGINNING OF PERIOD	23,560	2,197	-
CASH, END OF PERIOD	8,461	2,444	8,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	677,217	32,750	13,581,596
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	1,092,150	6,061,100	25,829,700
Debt converted into common stock	13,500	75,000	839,091
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	-	-	899,450
Common stock issued for products	-	-	338,800
Cancellation of shares issued for services	-	-	103,500
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	-	36,500
Marketable securities acquired through sale of JV	262,250	-	412,250
Acquisition payment paid through note payable, related party	-	-	155,000
Accounts payable paid through note payable, stockholder	20,000	10,415	588,889
Advance from related party paid to AGI (Note 4)	-	-	25,000
Accounts payable paid by related parties	10,000	13,884	63,968
Accounts payable paid through stockholder gift	-	50,000	50,000
Intangibles allocated to goodwill	22,000	-	22,000
Intangibles allocated to intangibles	125,000	-	125,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

On May 7, 2009 the Company common shares commenced trading under the new stock symbol OTCBB: CBIS. Cannabis Science Inc. has also launched its new website www.cannabisscience.comreflecting its new name.

On May 8, 2009, the Company signed a Share Purchase Agreement to acquire Rockbrook, Inc. (“Rockbrook”), a Colorado medical cannabis dispensary.  Due to regulatory changes that prevented a non-Colorado resident from owning a dispensary within the state, the Company signed a mutual termination agreement with Rockbrook on July 27, 2010 to retroactively cancel the acquisition.

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of December 31, 2012, the Company is re-assessing the license agreement with Rockbrook and how to resolve the dispute to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.  As of December 31, 2012, in conjunction with Company efforts to focus on FDA development and sell off other non-conforming business interests, Cannabis Science decided to discontinue its license agreement and business dealings with Rockbrook.

On August 10, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with Prescription Vending Machines, Inc. (“PVM”) for consideration of $250,000 in common stock.  Under the MOU, Cannabis Science, Inc. became a distributor of all PVM products and services in the Continents of Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceana with a regions exclusive with the exception of the United States of America, United Kingdom, South America, and Antarctica.  Under the MOU, PVM provides machine and consulting services to the Company at its cost and shares in gross profits on a 50/50 basis, excluding the United States of America.  PVM and the Company were to setup a Canadian corporation, as a jointly-held corporation for consulting and machine sales, and sales office in Canada.  PVM is responsible for all costs to establish the office and launch the business activities up to $50,000 and operating costs up to an additional $50,000.  The Company has paid its $250,000 consideration due under the MOU.  PVM is working to setup the office and other deliverables to commence operations by the end of fiscal 2013.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  In addition, Apothecary was to invest $250,000 in the first 24 months for research and development.  The Company earned a $25,000 license fee under the agreement for the fiscal year ended December 31, 2012 that was subsequently paid to the Company on March 8, 2013.

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

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500.  In lieu of the 250,000 shares, $25,000 was paid to Robert Kane.  $125,000 have been allocated to intangibles and $22,000 to goodwill of the $147,000 purchase price for the acquisition of the CCI Group as at March 31, 2013.  All intangibles are amortized on a straight line basis over 5-years.

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

On September 10, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Wolastokwik NeGoot-Gook, Maliseet Nation at Tobique (“WNGM”) and George Kattar.  Under the JV, the Company is entitled to 25% of net operating profits from the JV, which will be focused on establishing a clinical laboratory, medicine production facility and treatment center on WNGM provided land and facilities at the Maliseet Nation.  As consideration for the JV, the Company issued 1 million common shares on November 15, 2012 with a fair market value of $38,500 to each of WNGM and Mr. Kattar.  On February 8, 2013, the Company sold its rights and interest in the JV to the X-Change Corporation for 2,500,000 common shares with a fair market value of $262,250, or $0.1049 per share.

On December 11, 2012, the Company entered into an Asset Purchase Agreement with the X-Change Corporation (OTCBB: XCHC) to sell its 90% rights and interest in the Dupetit Natural Products GmbH (“DNPG”) joint-venture operating agreement to X-Change for consideration of 5,000,000 shares of common stock of XCHC with a fair market value of $150,000 or $0.03 per share.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with the X-Change Corporation (OTCBB: XCHC) to sell its 25% rights and interest in the Maliseet Nation at Tobique joint-venture operating agreement for consideration of 2,500,000 shares of common stock of XCHC with a fair market value of $262,250 or $0.1049 per share.

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2012 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2012.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at March 31, 2013.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 and January 1, 2013 through March 31, 2013 were consolidated with the consolidated financial statements of the Company for the three months ended March 31, 2013.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price based on an internal valuation and $22,000 of goodwill assigned.  No impairment in the fair market value of CCI was determined at March 31, 2013.

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

Unfiled Federal Tax Returns

In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties.  For the years ending December 31, 2008 through December 31, 2012, the Company has not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

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

P.  Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of ASC Topic 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA.  The businesses of GGECO and CCI acquired during 2012 have minimal operations and the Company’s other activities under license agreements, MOU, and joint-ventures have not commenced operations in 2013; therefore, the Company remains as previously defined as a development stage entity as at March 31, 2013.

Q. Recent Accounting Pronouncements

During the three months March 31, 2013 and through August 15, 2013, there were several new accounting pronouncements issued by the FASB the most recent of which was ASU update number 2013-08 Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements (the “ASU”) which amends the criteria for an entity to qualify as an investment company and introduces new disclosure requirements that apply to all investment companies. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

R. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $88,328,110 and had a stockholders’ deficit of $2,164,634 at March 31, 2013.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2013, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  MARKETABLE SECURITIES

At March 31, 2013, the Company held 7,500,000 common shares in the X-Change Corporation (OTCBB: XCHC) (“X-change”) representing approximately 8.6% of the issued and outstanding shares of X-Change, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to X-Change under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to X-Change under an Asset Purchase Agreement .  The value of the shares at March 31, 2013 was determined to be $0.085 per share or $637,500 with the Company recording an unrealized loss of $149,750, which was recorded in other income for the three months ended March 31, 2013.

4.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at March 31, 2013.

Investment in marketable securities: Trading securities valued at the closing price of XCHC shares held by the Company at year end.

Intangibles from acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2013 and December 31, 2012.

December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$575,000	$-	$-	$575,000
Intangibles from GGECO acquisition, net of accumulated amortization	-	-	157,918	157,918
Total assets as of December 31, 2012	$575,000	$-	$157,918	$732,918

March 31, 2013
Investment in trading securities	$637,500	$-	$-	$637,500
Intangibles from GGECO, CCI acquisitions, net of accumulated amortization	-	-	270,138	270,138
Total assets as of March 31, 2013	$637,500	$-	$270,138	$907,638

5.  RELATED PARTY TRANSACTIONS

At March 31, 2013, a total of $232,703 (December 31, 2012: $196,703) was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and a $400 (December 31, 2012: $2,000) officer advance was due to the Company’s President, Robert Melamede.  On January 2, 2013, Bogat Family Trust, a controlling stockholder, loaned $10,000 to the Company in the form an unsecured, non-interest bearing loan without terms or conditions.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On January 1, 2013, the Company entered into five year Management Agreements and issued 166,667 Series A preferred shares each to Robert J. Melamede, President/interim CFO and Bogat Family Trust, Raymond Dabney trustee, for services rendered.

On February 8, 2013 the Company sold its rights and interest in the Maliseet Nation at Tobique Joint Venture to the X-Change Corporation for consideration of 2,500,000 common shares with a fair market value or $0.1049 per share or $262,250.  Robert Kane, V.P. of Investor Relations is the President of X-Change Corporation and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for X-change Corporation.  The Company recorded an unrealized loss on marketable securities of $149,750 at March 31, 2013 in regards to the X-change Corporation shares received under this transaction.

For the three months ended March 31, 2013, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Dr. R Malemede	CEO, CFO	$ 331,564
Bogat Family Trust[1]	Managing Consultant	262,501
Raymond Dabney	Managing Consultant	69,062
Chad S. Johnson, Esq.	COO and General Counsel	305,500
		$968,627

1Raymond Dabney, managing consultant is acting trustee of Bogat Family Trust.

During the three months ended March 31, 2013, a stockholder of the Company, Intrinsic Venture Corp, loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount                        Issue Date

$20,000                                   January 2, 2013 (non-cash)

$  5,000                                   January 4, 2013

$15,000                                   January 16, 2013

$22,000                                   February 4, 2013

$11,000                                   February 7, 2013

$25,000                                   February 28, 2013

$20,000                                   March 8, 2013

Total loans under notes payable were $118,000 for the three months ended March 31, 2013.

6.  NOTES PAYABLE

As at March 31, 2013, a total of $1,411,563 (December 31, 2012: $1,307,218) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on November 27, 2011 through March 8, 2013.   This stockholder, to whom the promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $155 (December 31, 2012: $155) is due to a stockholder under a promissory note that is non-interest bearing and has no specified terms of repayment.

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 684,390,573 issued and outstanding as of March 31, 2013.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of March 31, 2013.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 issued and outstanding as of March 31, 2013.

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

During the three-months ended March 31, 2013, the Company issued the following common stock:

On January 29, 2013, the Company issued 5,000,000 common shares with a fair market value of $250,000 to Chad S. Johnson, Esq. due under a January 1, 2013 bonus agreement for services in the capacity of COO.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with X-Change Corporation to sell its interest and rights in the joint-venture operating agreement entered into with Maliseet Nation at Tobique (“Maliseet”) on September 10, 2012 in exchange for 2,500,000 shares of common stock in X-Change Corp. (OTCQB: XCHC) with a fair market value of $0.1049 per share or $262,250.

On February 11, 2013, the Company effectively issued 1,000,000 shares of common stock with a fair market value of $71,500 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On February 28, 2013, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $1,092,150, assigned from the stockholder notes payable originating on July 1, 2011 and July 11, 2011.

On March 7, 2013, the Company effectively issued 500,000 shares of common stock with a fair market value of $35,750 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On March 26, 2013, the Company effectively issued 100,000 shares of common stock with a fair market value of $7,750 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On March 28, 2013, the Company issued 500,000 common shares with a fair market value of $38,750, or $0.715 per share, to a scientific advisor pursuant to a February 26, 2013 management agreement.

Stock Options:

The following options were issued to the Company’s V.P of investor relations for services rendered:

(i)               the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)              the option to purchase 100,000 common shares at ten cents ($0.20) per share;

(iii)             the option to purchase 500,000 common shares at ten cents ($0.35) per share; and

(iv)             the option to purchase 1,000,000 common shares at ten cents ($0.10) per share.

A summary of the status of the Company’s option grants as of March 31, 2013 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2011	1,700,000	0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding March 31, 2013	1,700,000	0.41

Options exercisable at March 31, 2013	–	–

The weighted average fair value at date of grant for options during three months ended March 31, 2013 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

                                                                  Accumulated          Net Book Value          Net Book Value

                                         Cost                   Depreciation           March 31, 2013    December 31, 2012

Equipment                     $     3,000             $     2,783                        $      217                 $        367

Laboratory equipment                  -                          -                                   -                         8,895

Software                               5,000                    1,609                             2,350                        4,017

Computers                            5,716                    3,366                             3,391                        3,133

                                       $   13,716              $    7,758                         $  5,958                 $    16,412

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.  For the three months ended March 31, 2013 the Company wrote-off laboratory equipment with a net book value of $8,895.

9. INTANGIBLE ASSETS

	March 31, 2013	December 31, 2012
Intellectual assets, primarily intellectual property	$ 445,299	$ 320,299
Less accumulated amortization	(175,161)	(133,761)
	$ 270,138	$ 186,538

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  COMMITMENTS

Mohammad Afaneh, former COO of the Company, secured a lease on behalf of the Company on June 26, 2012 for a facility in Henderson, NV that was also guaranteed by a stockholder of the Company.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through June 30, 2013.  On June 1, 2013 the Company gave notice to terminate the lease on June 30, 2013.  The lease was terminated as planned on June 30, 2013 with no further commitments.

11.  SUBSEQUENT EVENTS

On April 4, 2013, the Company retroactively cancelled 5,750,000 common shares as if they had never been issued previously to Goldsmith Health Care, Ltd. (“GHC”) and Dr.Ivan Goldsmith pursuant to a court settlement agreement in September 2012.  All transactions pertaining to these shares issued to GHC and Dr. Goldsmith were reversed as if they have never occurred in these consolidated financial statements for the year ended December 31, 2012 and the three months ended March 31, 2013.

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

On May 20, 2013, the Company issued 5,000,000 common shares to the newly appointed CEO and director, Dr. Dorothy Bray, for services rendered under a two-year management agreement.

On June 24, 2013, the Company issued 5,000,000 common shares to the newly appointed director and director and officer of European subsidiaries, Mario Lap, for services rendered under a two-year management agreement.

On June 7, 2013, the Company issued 833,333 common shares at $0.03 per share to an accredited investor under a private placement subscription for total proceeds of $25,000.

On July 18, 2013, the Company issued 100,000 common shares at a fair market value of $0.066 for services earned for the month ending April 26, 2013 (value date) and rendered under a February 26, 2013 management agreement with a scientific advisor of the Company.

On July 18, 2013, the Company issued 100,000 common shares at a fair market value of $0.0553 for services earned for the month ending May 26, 2013 (value date) and rendered under a February 26, 2013 management agreement with a scientific advisor of the Company.

On July 25, 2013, the Company issued 15,000,000 common shares for settlement of $15,000 of stockholder debt, for a loss on settlement of $582,000, assigned from the stockholder notes payable originating on December 31, 2011.  These shares are pending issuance at August 15, 2013.

A stockholder of the Company, Intrinsic Venture Corp, loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount               Issue Date

$30,500                                   April 1, 2013

Total promissory note loans from this stockholder was $30,500 to the Company subsequent to the three months ended March 31, 2013 to August 15, 2013.  The Company repaid $25,000 of loans due under the promissory notes on August 2, 2013.

Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

$22,000                                   May 17, 2013

$15,000                                   May 31, 2013

$10,229                                   July 3, 2013

$38,328                                   July 23, 2013

$1,250                                    August 15, 2013

Total promissory note loans was $86,807 to the Company for the period subsequent to the three months ended March 31, 2013 to August 15, 2013.

Common shares reconciliation table:

Issued and outstanding as of March 31, 2013…                                    684,390,573

Subsequent events issuances…                                                                 11,033,333

Pending subsequent event issuances…                                                    15,000,000

Issued and outstanding as of August 15, 2013…                                   710,423,906

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of March 31, 2013, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended March 31, 2013.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at March 31, 2013. These common shares were issued on April 24, 2012.

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $25,000, which was settled for cash in lieu of issuing shares.  The Company performed and internal valuation and allocated $125,000 to intangibles and $22,000 to goodwill from the CCI Group acquisition totaling $147,000.

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

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Dupetit Natural Products GmbH (“DNPG”).   Under the Agreement the Company is entitled to 90% of net operating profits of the JV.  The Company issued 5,000,000 common shares with a fair market value of $260,000 to the principal of DNPG as consideration for the provision of dozens of hemp and cannabis based products.   DNPG currently distributes and sells products throughout Europe.   On December 12, 2012 the Company sold its interest in the JV to the X-Change Corporation for 5,000,000 common shares with a fair market value of $150,000.

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

On December 11, 2012, the Company entered into an Asset Purchase Agreement with the X-Change Corporation (OTCBB: XCHC) to sell its 90% rights and interest in the Dupetit Natural Products GmbH (“DNPG”) joint-venture operating agreement to X-Change for consideration of 5,000,000 shares of common stock of XCHC with a fair market value of $150,000 or $0.03 per share.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with the X-Change Corporation (OTCBB: XCHC) to sell its 25% rights and interest in the Maliseet Nation at Tobique joint-venture operating agreement for consideration of 2,500,000 shares of common stock of XCHC with a fair market value of $262,250 or $0.1049 per share.

For the quarter ended March 31, 2013, the Company recorded an unrealized loss of $149,750 (December 31, 2012; unrealized gain of $375,000) on marketable securities in relation to the XCHC common stock acquired in the aforementioned joint-venture Asset Purchase Agreements with the X-Change Corporation.

Liquidity

The Company has a working capital deficit of $2,507,004 as of March 31, 2013 compared to a working capital deficit of $394,224 for the year ended December 31, 2012.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2013 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,411,718 due to stockholders over the next 12 months beginning on August 20, 2013 through August 15, 2014.

Contractual Obligations

The Company entered into a lease on June 26, 2012 for a facility in Henderson, NV.  Lease commitments consist of $4,000 per month.  The lease has been prepaid through December 2012, with additional payments of $4,000 commencing and due on January 1, 2013 through September 30, 2013.  The lease was signed by an officer of the Company and guaranteed by a stockholder.  The lease was terminated on June 30, 2013 with no further commitments.

Capital Resources

The Company has capital resource requirements for supplies, laboratory and scientific equipment of approximately $1,250,000 over the next 12 months in order to further drug development .  These capital disbursements are dependent on management’s successful raising of capital through private placements and lending facilities.

Results of Operations

The Company had license revenues of $0 for the quarter ended March 31, 2013 compared to $25,000 for the comparative prior year quarter.  This decrease resulted from the Company’s license agreement with Rockbrook that was inactive and cancelled at the end of December 31, 2012.

The Company had course and consulting revenue of $1,604 for the three months ended March 31, 2013 compared to $0 for the prior year comparable quarter.  This increase is due to the acquisitions of GGECO University and CCI in the first quarter of fiscal 2012.

Net loss on settlement of debtdecreased by $4,968,950 to $1,092,150 for the three months ended March 31, 2013 compared to $6,061,100 for the three months ended March 31, 2012.  This decrease is due to the Company settling a decreased amount of debt through the issuance of common shares.

General and administrative expenses decreased by $547,258 to $760,623 for the three months ended March 31, 2013 compared to $1,307,881 for the three months ended March 31, 2012.  This decrease is due to reduced stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On January 29, 2013, the Company issued 5,000,000 common shares with a fair market value of $250,000 to Chad S. Johnson, Esq. due under a January 1, 2013 bonus agreement for services in the capacity of COO.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with X-Change Corporation to sell its interest and rights in the joint-venture operating agreement entered into with Maliseet Nation at Tobique (“Maliseet”) on September 10, 2012 in exchange for 2,500,000 shares of common stock in X-Change Corp. (OTCQB: XCHC) with a fair market value of $290,000, or $0.116 per share.  As a material inducement for the JV partners to waive their pre-emptive purchase rights, the Company issued 500,000 shares of common stock with a fair market value of $58,000 to Maliseet and 1,000,000 shares of common stock with a fair market value of $116,000 to George Kattar.

On February 11, 2013, the Company deemed to have issued 1,000,000 shares of common stock with a fair market value of $71,500 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On February 28, 2013, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $1,092,150, assigned from the stockholder notes payable originating on July 1, 2011 and July 11, 2011.

On March 7, 2013, the Company deemed to have issued 500,000 shares of common stock with a fair market value of $35,750 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On March 26, 2013, the Company deemed to have issued 100,000 shares of common stock with a fair market value of $7,750 to a scientific advisor for services rendered under a management agreement. The shares were issued on July 18, 2013.

On March 28, 2013, the Company issued 500,000 common shares with a fair market value of $38,750, or $0.715 per share, to a scientific advisor pursuant to a February 26, 2013 management agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1 Asset Purchase Agreement
10.2 Debt Settlement Agreements
10.3 Bonus and Management Agreements
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

CANNABIS SCIENCE, INC.

           August 23, 2013

/s/ Dr. Dorothy Bray

Date

Dr. Dorothy Bray, President and

  Chief Executive Officer

          August 23, 2013

/s/ Dr. Robert Melamede

Date

Dr. Robert Melamede, Chief Financial Officer

