Form 10-Q/A
period 2013-03-31
CANNABIS SCIENCE, INC.
filed 2013-09-03
CIK 1024626

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Number of common shares outstanding at August 15, 2013: 710,423,906

Number of Class A common shares outstanding at August 15, 2013: 0

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period March 31, 2013 (the “10-Q”), is to correct an error on the cover page of the 10-Q.  The Registrant erroneously indicated that it was a shell company when it is not a shell company.  The Registrant has updated this information by checking the correct box to indicate that it is not a shell company.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

CANNABIS SCIENCE, INC.

           September 3, 2013

/s/ Dr. Dorothy Bray

Date

Dr. Dorothy Bray, President and

  Chief Executive Officer

          September 3, 2013

/s/ Dr. Robert Melamede

Date

Dr. Robert Melamede, Chief Financial Officer

