Form 10-Q
period 2013-06-30
CANNABIS SCIENCE, INC.
filed 2013-09-18
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Number of common shares outstanding at September 17, 2013: 710,423,906

Number of Class A common shares outstanding at September 17, 2013: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2013

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

Page No.
Consolidated Balance Sheets as at June 30, 2013 and December 31, 2012	F-1
Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period January 27, 2005 (Inception) to June 30, 2013	F-2
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Period from January 27, 2005 (inception) to June 30, 2013	F-3
Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period January 27, 2005 (Inception) to June 30, 2013	F-5
Notes to Consolidated Financial Statements	F-6

3

CANNABIS SCIENCE, INC. (A Development Stage Company) Consolidated Balance Sheets June 30, 2013 and December 31, 2012
	June 30,
	2013	December 31,
	(unaudited) $	2012 $
ASSETS
Current Assets
Cash	352	23,560
Accounts receivable, related party	-	25,000
Prepaid expenses and deposits	-	110
Advances receivable, related party	93,062	116,943
Loans receivable, related party	-	22,627
Marketable securities (Note 3)	315,000	525,000
Total current assets	408,414	713,240

Computer and Equipment, net of accumulated
depreciation of $9,317 and $7,327 (Note 8)	4,399	16,412
Goodwill (Note 1)	66,274	44,274
Intangibles, CCI (Note 1)	-	147,000
Intangibles, net of accumulated amortization (Note 9)	248,995	186,538
TOTAL ASSETS	728,082	1,107,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	164,500	158,458
Accrued expenses, primarily management fees (Note 5)	1,260,194	1,314,050
Advances from related parties (Note 5)	233,436	196,703
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,478,850	1,307,218
Total current liabilities and total liabilities	3,436,980	3,276,429

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
1,000,000 shares issued and outstanding at June 30, 2013 and 666,666 at December 31, 2012	1,000	667
Common stock, $.001 par value, 850,000,000 shares
695,423,906 issued and outstanding as of June 30, 2013 and
663,790,573 at December 31, 2012	695,424	663,791
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Prepaid consulting	(3,199,544)	(2,864,070)
Additional paid-in capital	89,074,954	86,604,888
Accumulated deficit	(89,280,732)	(86,574,241)
Total stockholders' deficit	(2,708,898)	(2,168,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	728,082	1,107,464

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO JUNE 30, 2013

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,		Period from January 27, 2005 (inception) to June 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Revenue	-	7,471	1,604	123,606	128,286

Operating Expenses
Investor relations	3,387	62,851	3,601	78,601	1,322,209
Professional fees	46,606	33,285	71,586	226,848	33,103,367
Technology license royalties	-	-	-	-	160,417
Impairment loss on goodwill	-	-	-	-	405,858
Impairment of oil and gas well lease	-	-	-	-	5,089,811
Net loss on disposal of assets	-	-	8,896	-	61,319
Inventory write-down	-	-	-	-	50,235
Net loss (gain) on settlement of liabilities*	-	3,207,200	1,092,150	9,268,300	16,622,087
Depreciation and Amortization	21,143	5,437	64,101	10,874	204,757
General and administrative	533,839	1,192,398	1,294,462	2,500,279	29,197,833
Total operating expenses	604,975	4,501,171	2,534,796	12,084,902	86,217,893
Net Operating Profit (Loss)	(604,975)	(4,493,699)	(2,533,192)	(11,961,295)	(86,089,607)

Other income (expense)	-	-	-	-	66,021
Interest income, net	-	-	-	-	2,250
Interest expense, net	(480)	(361)	(757)	(911)	(163,515)
Gain on sale of JV assets	-	-	262,250	-	262,250
Gain on derecognized liabilities	-	-	37,458	-	259,889
Unrealized gain (loss) on marketable securities	(322,500)	-	(472,250)	-	(97,250)
Gain on settlement of debts	-	-	-	-	5,167
Beneficial conversion feature	-	-	-	-	(1,098,992)
Net Income (Loss) Before Income Taxes	(927,955)	(4,494,661)	(2,706,491)	(11,962,207)	(86,854,064)

State income taxes paid	-	(800)	-	(800)	(800)
Income tax provision	-	-	-	-	(2,035,065)
Income tax benefit	-	-	-	-	1,210,270
Net tax	-	(800)	-	(800)	(825,595)

Net Income (Loss) From Continuing
Operations	(927,955)	(4,494,861)	(2,706,491)	(11,963,007)	(87,679,659)

Discontinued operations	-	-	-	-	(2,425,869)
Income tax benefit	-	-	-	-	824,795
		-	-	-	(1,601,074)
Net Loss	(927,955)	(4,494,861)	(2,706,491)	(11,963,007)	(89,280,732)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

Weighted average number of
common shares outstanding	687,261,950	586,405,738	681,863,467	474,966,727

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM JANUARY 27, 2005 (inception) to June 30, 2013

	Common		Preferred
	Shares	Par $	Shares	Par $	Additional Paid-in Capital $	Prepaid Consulting	Accumulated Deficit $	Totals $

Balance at January 27, 2005	-	-			-	-	-	-

Founder’s Stock Issued	83,800	84			(84)	-	-	-
Stock Issued for Debt	8,000	8			399,992	-	-	400,000
Shares Issued for License Agreement	86,188	86			(86)	-	-	-
Effect of Reverse Merger	13,840	14			(200,014)	-	-	(200,000)
Divestiture of Subsidiary to Related Party	-	-			544,340	-	-	544,340
Net Loss	-	-			-	-	(807,600)	(807,600)

Balance at December 31, 2005	191,828	192	-	-	744,148	-	(807,600)	(63,260)

Shares Issued for Employment	45,500	45			8,487,455	-	-	8,487,500
Shares Issued for Services	171,080	171			28,798,329	(7,633,750)	-	21,164,750
Shares Issued for Lease Agreement	6,770	7			406,193	-	(350,200)	56,000
Net Loss	-	-			-	-	(36,906,584)	(36,906,584)
Balance at December 31, 2006	415,178	415	-	-	38,436,125	(7,633,750)	(38,064,384)	(7,261,594)

Shares Issued For Services	63,020	63			528,285	(387,500)		140,848
Shares Issued for Debt Conversion	350,000	350	-	-	349,650	-	-	350,000
Amortization of Beneficial Conversion Feature	-	-			1,066,657	-		1,066,657
Amortization of shares issued for services	-	-	-	-	-	8,021,250	-	8,021,250
Shares Issued for Properties	500,000	500			4,999,500	-		5,000,000
Net loss	-	-	-	-	-	-	(15,007,117)	(15,007,117)
Balance at December 31, 2007	1,328,198	1,328	-	-	45,380,217	-	(53,071,501)	(7,689,956)

Amortization of Beneficial Conversion Feature	-	-	-	-	32,335	-	-	32,335
Cancellation and Amortization of Shares	(919)	(1)	-	-	1	-	-	-
Common stock issued for cash	10,000	10	-	-	19,990	-	-	20,000
Common stock issued for debt conversion	990,000	990	-	-	98,010	-	-	99,000
Common stock issued for acquisition	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Common stock issued for services	270,000	270	-	-	128,230	-	-	128,500
Net Income						-	3,559,617	3,559,617

Balance at December 31, 2008	12,597,279	12,597	-	-	48,148,783	-	(49,511,884)	(1,350,504)
Common stock issued for cash	2,522,495	2,523	-	-	197,552	-		200,075
Common stock issued for services	8,855,000	8,855	-	-	2,507,195	-		2,516,050
Cancellation of stock	(10,000)	(10)	-	-	10	-	-	-
Common stock issued for debt settlements	3,680,000	3,680	-	-	2,020,320			2,024,000
Preferred stock issued for services	-	-	999,999	1,000	-	-	-	1,000
Stock issued for assets	2,100,000	2,100			123,900			126,000
Net Loss	-	-	-	-	-	-	(4,532,061)	(4,532,061)
Balance at December 31, 2009	29,744,774	29,745	999,999	1,000	52,997,760	-	(54,043,945)	(1,015,440)
Common stock issued for cash	1,245,800	1,246	-	-	137,540	-	-	138,786
Common stock issued for services	26,680,000	26,680	-	-	3,670,978	(3,530,808)	-	166,850
Amortization of shares issued for services	-	-	-	-	-	2,208,178	-	2,208,178
Common stock issued for debt settlements	42,750,000	42,750	-	-	5,249,600	-	-	5,292,350
Common stock issued for acquisition write-off	350,000	350	-	-	36,150	-	-	36,500
Shares pending cancelation	400,000	400	-	-	(400)	-	-	-
Net Loss	-	-	-	-	-	-	(8,153,680)	(8,153,680)
Balance at December 31, 2010	101,170,574	101,171	999,999	1,000	62,091,628	(1,322,630)	(62,197,625)	(1,326,456)
Common stock issued for services	36,850,000	36,850	-	-	1,157,575	(1,146,700)	-	47,725
Amortization of shares issued for services	-	-	-	-	-	2,090,174	-	2,090,174
Common stock issued for debt settlements	167,400,000	167,400	-	-	5,129,800	-	-	5,297,200
Net Loss	-	-	-	-	-	-	(8,339,044)	(8,339,044)
Balance at December 31, 2011	305,420,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	171,669,999	171,670	-	-	5,965,555	(4,989,800)	-	1,147,425
Common stock issued for debt settlements	155,700,000	155,700	-	-	10,688,100	-	-	10,843,800
Common stock issued for assets and acquisitions	22,750,000	22,750	-	-	750,680	-	-	773,430
Common stock issued in connection with joint ventures	7,000,000	7,000	-	-	331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-	434,000	-	-	441,000
Common stock pending cancellation for services	(750,000)	(750)	-	-	750	-	-	-
Common stock pending cancellation for acquisition	(5,000,000)	(5,000)	-	-	5,000	-	-	-
Amortization of shares issued for services	-	-	-	-	-	2,504,886	-	2,504,886
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)	-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-	50,000	-	-	50,000
Net Loss	-	-	-	-	-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	17,300,000	7,100	-	-	854,080	(490,000)	-	381,380
Common stock issued for debt	13,500,000	13,500	-	-	1,092,150	-	-	1,105,650
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	25,000
Preferred stock issued for services		-	333,334	333	499,669	(500,002)	-	-
Amortization of shares issued for services	-	-	-	-	-	654,528	-	654,528
Net loss for the period	-	-	-	-	-	-	(2,706,491)	(2,706,491)
Balance at June 30, 2013	695,423,906	695,424	1,000,000	1,000	89,074,954	(3,199,544)	(89,280,732)	(2,708,898)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND THE CUMULATIVE PERIOD FROM JANUARY 27, 2005 (INCEPTION) TO JUNE 30, 2013

(Unaudited)

			Period from January 27,
			2005 (inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(2,706,491)	(11,963,007)	(89,280,732)
Less:
Net (income) loss from discontinued operations	-	-	(1,601,074)
Income (loss) from continuing operations	(2,706,491)	(11,963,007)	(87,679,658)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,117	300	23,589
Amortization	62,543	8,394	9,666,747
Impairment on oil lease investments	-	-	5,076,667
Stock issued for services	1,035,908	2,274,785	42,064,713
Forfeiture of preferred stock	-	-	(333)
Gain on marketable securities	-	-	(375,000)
Gain on settlement of liability	-	-	(5,167)
Gain on derecognized liabilities	-		(222,431)
Gain on joint ventures	(262,250)	-	(262,250)
Loss on marketable securities	472,250	-	472,250
Loss on settlement of debt	1,092,150	9,278,800	23,122,738
Loss on acquisition write-off	-	-	36,500
Loss on asset write-off	8,896	-	8,896
Loss on joint-ventures	-		188,800
Impairment loss on goodwill	-	-	405,858
Changes in operating assets and liabilities:
Accounts receivable	-	(87,230)	(2,087)
Accounts receivable, related parties	25,000	(11,750)	-
Prepaid expenses and deposits	110	(17,771)	-
Inventory	-	(60,258)	(29,102)
Accounts payable	58,899	125,755	2,282,097
Accrued expenses, including management fees	(53,856)	86,815	506,139
Due to related parties	-	-	66,500
Accrued interest payable to affiliate	-	-	214,982
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(263,724)	(365,166)	(4,497,454)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS		-	898,927
NET CASH USED IN OPERATING ACTIVITIES	(263,724)	(365,166)	(3,598,527)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	-	-	(15,821)
Loans receivable, related parties	10,663	(11,963)	(11,964)
Advances receivable, related parties	(14,155)	-	(106,097)
Purchase of website	-	-	(2,180)
Purchase of oil & gas leases	-	-	(30,000)
Purchase of property, plant & equipment	-	(2,440)	(62,692)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,492)	(14,403)	(228,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note-related party	-	-	951,342
Proceeds from advances from officer	-	2,000	94,500
Repayments on advances from officer	-	-	(74,000)
Proceeds from notes payable-stockholders	148,000	379,783	1,181,620
Repayments on advances from related parties	(1,444)	-	(4,135)
Advances from related parties	72,452	-	1,236,545
Proceeds from sale of common stock	25,000	-	383,861
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	244,008	381,783	3,745,384
NET INCREASE IN CASH	(23,208)	2,214	352
CASH, BEGINNING OF PERIOD	23,560	2,197	-
CASH, END OF PERIOD	352	4,411	352

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,371,049	6,408,725	15,358,407
Net liabilities assumed with recapitalization	-	-	200,000
Divestiture of subsidiary to related party	-	-	794,340
Common stock issued for settlement of debt	1,105,650	9,385,500	25,712,000
Debt converted into common stock	13,500	106,700	846,591
Common stock issued for acquiring oil & gas leases	-	-	7,906,200
Common stock issued for assets	-	1,389,500	899,450
Common stock issued for products	-	-	338,800
Cancellation of shares issued for services	-	-	103,500
Preferred stock issued for services	-	-	1,000
Common stock for loss on acquisition write-off	-	-	36,500
Marketable securities acquired through sale of JV	262,250	-	412,250
Acquisition payment paid through note payable, related party	-	155,000	155,000
Accounts payable paid through note payable, stockholder	37,501	62,194	606,390
Advance from related party paid to AGI (Note 4)	-	-	25,000
Accounts payable paid by related parties	15,725	13,884	69,693
Accounts payable paid through stockholder gift	-	50,000	50,000
Intangibles, CCI allocated to goodwill	22,000	-	22,000
Intangibles, CCI allocated to intangibles	125,000	-	125,000
Advances from related party paid by accounts and advances receivable, related party	50,000	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

On August 10, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with Prescription Vending Machines, Inc. (“PVM”) for consideration of $250,000 in common stock.  Under the MOU, Cannabis Science, Inc. became a distributor of all PVM products and services in the Continents of Asia, Africa, North America, South America, Antarctica, Europe, and Australia/Oceania with a regions exclusive with the exception of the United States of America, United Kingdom, South America, and Antarctica.  Under the MOU, PVM provides machine and consulting services to the Company at its cost and shares in gross profits on a 50/50 basis, excluding the United States of America.  PVM and the Company were to setup a Canadian corporation, as a jointly-held corporation for consulting and machine sales, and sales office in Canada.  PVM is responsible for all costs to establish the office and launch the business activities up to $50,000 and operating costs up to an additional $50,000.  The Company has paid its $250,000 consideration due under the MOU.  PVM is working to setup the office and other deliverables to commence operations by the end of fiscal 2013.

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

On March 21, 2012, the Company acquired Cannabis Consulting Inc. (“CCI Group”), which consists of a group of businesses operated by Robert J. Kane, including: all contracted rights, properties, patents, trademarks, and distribution rights and agreements pertaining to Cannabis Consulting Inc., Robert Kane Partners, Kaneabis Consulting, Kaneabis Fund, Kaneabis Report, and Kaneabis Radio.  In conjunction with the acquisitions, Robert Kane was promoted to V.P. of Investor Relations for the Company. Consideration paid for the CCI Group was 1,000,000 common shares to be issued to the principal, Mr. Robert Kane with a fair market value of $147,000, in addition to 250,000 free-trading common shares for services rendered with a fair market value of $22,500.  In lieu of the 250,000 shares, $25,000 was paid to Robert Kane.  $125,000 have been allocated to intangibles and $22,000 to goodwill of the $147,000 purchase price for the acquisition of the CCI Group as at June 30, 2013.  All intangibles are amortized on a straight line basis over 5-years.

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

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on April 23, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2012 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2012.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at June 30, 2013.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 and January 1, 2013 through June 30, 2013 were consolidated with the consolidated financial statements of the Company for the three months ended June 30, 2013.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at June 30, 2013.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  No business or operating activities have commenced in the subsidiaries as of June 30, 2013.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods January 1, 2013 to June 30, 2013 and from inception through December 31, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

O.  Basic and Diluted Net Earnings (loss) per Share

Under ASC Topic 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the six months ended June 30, 2013 and June 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

P.  Development Stage Enterprise

The Company is currently in the development stage as defined under the provisions of ASC Topic 915-10.  In October 2008, the Company divested itself of its operating company, Curado Energy Resources, Inc.  Beginning with the fiscal fourth quarter of 2008 the Company again became a development stage company.  The Company is working on developing its medical cannabis business, which will be comprised of cannabinoid medicines approved through the FDA.  The businesses of GGECO and CCI acquired during 2012 have minimal operations and the Company’s other activities under license agreements, MOU, and joint-ventures have not commenced operations in 2013; therefore, the Company remains as previously defined as a development stage entity as at June 30, 2013.

Q. Recent Accounting Pronouncements

During the six months ended June 30, 2013 and through September 17, 2013, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

R. Reclassifications
For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $89,280,732 and had a stockholders’ deficit of $2,708,898 at June 30, 2013.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2013, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  MARKETABLE SECURITIES

At June 30, 2013, the Company held 7,500,000 common shares in the X-Change Corporation (OTCBB: XCHC) (“X-change”) representing approximately 8.6% of the issued and outstanding shares of X-Change, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to X-Change under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to X-Change under an Asset Purchase Agreement.  The value of the shares at June 30, 2013 was determined to be $0.042 per share or $315,000 with the Company recording an unrealized loss of $322,500 and $472,250 for the three and six months ended June 30, 2013, respectively.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at June 30, 2013.

Investment in marketable securities: Trading securities valued at the closing price of XCHC shares held by the Company at period end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2013.

December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$525,000	$-	$-	$525,000
Intangibles from acquisitions, GGECO and CCI
net of accumulated amortization	-	-	157,918	157,918
Total assets as of December 31, 2012	$525,000	$-	$157,918	$682,918

June 30, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$315,000	$-	$-	$315,000
Intangibles from GGECO and CCI acquisitions,
net of accumulated amortization	-	-	230,949	230,949
Total assets as of June 30, 2013	$315,000	$-	$230,949	$545,949

5.  RELATED PARTY TRANSACTIONS

At June 30, 2013, a total of $232,703 (December 31, 2012: $196,703) was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and a $400 (December 31, 2012: $2,000) officer advance was due to the Company’s President, Robert Melamede.  On January 2, 2013, Bogat Family Trust, a controlling stockholder, loaned $10,000 to the Company in the form an unsecured, non-interest bearing loan without terms or conditions.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  This related party also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On January 1, 2013, the Company entered into five year Management Agreements and issued 166,667 Series A preferred shares each to Robert J. Melamede, President/interim CFO and Bogat Family Trust, Raymond Dabney trustee, for services rendered.

On February 8, 2013 the Company sold its rights and interest in the Maliseet Nation at Tobique Joint Venture to the X-Change Corporation for consideration of 2,500,000 common shares with a fair market value or $0.1049 per share or $262,250.  Dr. Dorothy Bray, CEO and director is also President and director of X-Change Corporation, Robert Kane, V.P. of Investor Relations is the CFO and a director of X-Change Corporation, and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for X-change Corporation.  The Company recorded an unrealized loss on marketable securities of $157,250 at June 30, 2013 in regards to the X-change Corporation shares received under this transaction.

For the six months ended June 30, 2013, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Dr. Dorothy Bray	CEO	$ 13,262
Dr. Robert Melamede	President, CFO	163,125
Dr. Richard Ogden	CSO	26,475
Bogat Family Trust[1]	Managing Consultant	25,000
Raymond Dabney	Managing Consultant	138,125
Chad S. Johnson, Esq.	COO and General Counsel	321,000
Mario Lap	Director	2,210
		$ 689,197

1Raymond Dabney, managing consultant is acting trustee of Bogat Family Trust.

During the six months ended June 30, 2013, a stockholder of the Company, Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

$20,000

January 2, 2013 (non-cash)

$  5,000

January 4, 2013

$15,000

January 16, 2013

$22,000

February 4, 2013

$11,000

February 7, 2013

$25,000

February 28, 2013

$20,000

March 8, 2013

$30,500

April 1, 2013

Total loans under notes payable were $148,500 for the six months ended June 30, 2013.

During the six months ended June 30, 2013, a stockholder of the Company, Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

$22,000

May 17, 2013

$15,000

May 31, 2013

Total loans under notes payable were $37,000 for the six months ended June 30, 2013.

6.  NOTES PAYABLE

As at June 30, 2013, a total of $1,478,850 (December 31, 2012: $1,307,218) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 5, 2013 through June 30, 2014.   A stockholder, to whom $1,441,694 in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $155 (December 31, 2012: $155) is due to a stockholder under a promissory note that is non-interest bearing and has no specified terms of repayment.  The $155 was repaid to this stockholder on July 30, 2013. A total of $37,000 (December 31, 2012: $0) is due to a stockholder under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 17 through May 31, 2014.

7    7.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 695,423,906 issued and outstanding as of June 30, 2013.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of June 30, 2013.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 issued and outstanding as of June 30, 2013.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of June 30, 2013, the Company has issued 3,000,000 common shares compensation under the plan that were issued on February 24, 2012 to Vincent Mehdizadeh with a fair market value of $0.02 or $246,000 for services rendered under a Consulting Agreement.

During the six months ended June 30, 2013, the Company issued the following common stock:

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

On February 11, 2013, the Company issued 1,000,000 common shares, with a fair market value of $71,500 or $0.0715 per share, to a scientific advisor for services rendered under a management agreement.

On February 28, 2013, the Company issued 13,500,000 common shares for settlement of $13,500 of stockholder debt, for a loss on settlement of $1,092,150, assigned from the stockholder notes payable originating on July 1, 2011 and July 11, 2011.

On March 7, 2013, the Company issued 500,000 common shares, with a fair market value of $35,750 or $0.0715 per share, to a scientific advisor for services rendered under a two-year management agreement.

On March 28, 2013, the Company issued 500,000 common shares with a fair market value of $38,750, or $0.775 per share, to a Dr. Richard Ogden, CSO pursuant to a February 26, 2013 management agreement. In addition, Dr. Ogden earns 100,000 common shares per month under the management agreement of which 300,000 common shares were issued for the six months ended June 30, 2013 with a fair market value of $19,880.

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

On April 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.066 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On May 20, 2013, the Company issued 5,000,000 common shares with a fair market value of $230,500 to the newly appointed CEO and director, Dr. Dorothy Bray, for services rendered under a two-year management agreement.

On May 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0553 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On June 7, 2013, the Company issued 833,333 common shares at $0.03 per share to an accredited investor under a private placement subscription for total proceeds of $25,000.

On June 24, 2013, the Company issued 5,000,000 common shares with a fair market value of $185,000 to the newly appointed director and director and officer of European subsidiaries, Mario Lap, for services rendered under a two-year management agreement.

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

A summary of the status of the Company’s option grants as of June 30, 2013 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2012	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding June 30, 2013	1,700,000	$0.41

Options exercisable at June 30, 2013	–	–

The weighted average fair value at date of grant for options during nine months ended June 30, 2013 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

                                                                  Accumulated          Net Book Value          Net Book Value

                                         Cost                   Depreciation           June 30, 2013           December 31, 2012

Equipment                     $     3,000             $     2,933                        $       67                 $        367

Laboratory equipment                  -                          -                                   -                         8,895

Software                               5,000                    2,234                             2,766                         4,017

Computers                            5,716                    4,150                             1,566                         3,133

                                       $   13,716              $    9,317                         $   4,399                 $     16,412

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

9. INTANGIBLE ASSETS

	June 30, 2013	December 31, 2012
Intellectual assets, primarily intellectual property	$ 445,299	$ 320,299
Less accumulated amortization	(196,304)	(133,761)
	$ 248,995	$ 186,538

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  SUBSEQUENT EVENTS

On July 25, 2013, the Company issued 15,000,000 common shares for settlement of $15,000 of stockholder debt, for a loss on settlement of $582,000, assigned from the stockholder notes payable originating on December 31, 2011.

Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

$22,000

September 13, 2013

Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

$10,229

July 3, 2013

$38,328

July 23, 2013

$1,250

August 15, 2013

Total promissory note loans were $49,807 to the Company for the period subsequent to the six months ended June 30, 2013 to September 10, 2013.

Common shares reconciliation table:

Issued and outstanding as of June 30, 2013…                            695,423,906

Pending subsequent event issuances…                                       15,000,000

Unissued and outstanding as of September 17, 2013…          710,423,906

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of June 30, 2013, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended June 30, 2013.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at June 30, 2013. These common shares were issued on April 24, 2012.

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

Liquidity

The Company has a working capital deficit of $3,028,566 as of June 30, 2013 compared to a working capital deficit of $2,563,189 for the year ended December 31, 2012.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2013 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,478,850 due to stockholders over the next 12 months beginning on July 5, 2013 through June 30, 2014.

Contractual Obligations

The Company terminated its lease on June 30, 2013 for the facility in Henderson, NV.  There are no further commitments or amounts owing under the lease.

Capital Resources

The Company has capital resource requirements for personnel, supplies, laboratory and scientific equipment of approximately $750,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

Results of Operations

For the three months ended June 30, 2013:

The Company had revenues of $0 for the three months ended June 30, 2013 compared to $7,471 for the comparative prior year quarter and revenues of $1,604 for the six months ended June 30, 2013 compared to $123,606 for the six months ended June 30, 2012.  These decreases were due to a decline in GGECO course revenue and CCI consulting services.

Net loss on settlement of debt decreased by $4,968,950 to $0 for the three months ended June 30, 2013 compared to $3,207,200 for the three months ended June 30, 2012.  This decrease is due to the Company not settling any debt through the issuance of common shares during the three months ended June 30, 2013.

General and administrative expenses decreased by $658,559 to $533,839 for the three months ended June 30, 2013 compared to $1,192,398 for the three months ended June 30, 2012.  This decrease is due to reduced stock compensation expense pursuant to management consulting and bonus agreements.

For the six months ended June 30, 2013:

The Company had revenues of $1,604 for the six months ended June 30, 2013 compared to $123,606 for the six months ended June 30, 2012.  These decreases were due to a decline in GGECO course revenue and CCI consulting services. The Company is working on updating course materials and access through new media for new students/clients that management anticipates will increase associated revenues by the end of Q2 in fiscal 2014.

Net loss on settlement of debt decreased by $8,176,150 to $1,092,150 for the six months ended June 30, 2013 compared to $9,268,300 for the six months ended June 30, 2012.  This decrease is due to the Company settling less debt through the issuance of common shares.

General and administrative expenses decreased by $1,205,817 to $1,294,462 for the six months ended June 30, 2013 compared to $2,500,279 for the six months ended June 30, 2012.  This decrease is due to reduced stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2013, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services, properties and for debt:

On January 29, 2013, the Company issued 5,000,000 common shares with a fair market value of $250,000 to Chad S. Johnson, Esq. due under a January 1, 2013 bonus agreement for services in the capacity of COO.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with X-Change Corporation to sell its interest and rights in the joint-venture operating agreement entered into with Maliseet Nation at Tobique (“Maliseet”) on September 10, 2012 in exchange for 2,500,000 shares of common stock in X-Change Corp. (OTCQB: XCHC) with a fair market value of $262,250, or $0.1049 per share.  As a material inducement for the JV partners to waive their pre-emptive purchase rights, the Company issued 500,000 shares of common stock with a fair market value of $58,000 to Maliseet and 1,000,000 shares of common stock with a fair market value of $116,000 to George Kattar.

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

On April 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.066 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On May 20, 2013, the Company issued 5,000,000 common shares with a fair market value of $230,500 to the newly appointed CEO and director, Dr. Dorothy Bray, for services rendered under a two-year management agreement.

On May 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0553 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On June 7, 2013, the Company issued 833,333 common shares at $0.03 per share to an accredited investor under a private placement subscription for total proceeds of $25,000.

On June 24, 2013, the Company issued 5,000,000 common shares with a fair market value of $185,000 to the newly appointed director and director and officer of European subsidiaries, Mario Lap, for services rendered under a two-year management agreement.

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

CANNABIS SCIENCE, INC.

Date         September 18, 2013

/s/ Dr. Dorothy Bray

Dr. Dorothy Bray, President and

  Chief Executive Officer

Date         September 18, 2013

/s/ Dr. Robert Melamede

Dr. Robert Melamede, Chief Financial Officer

