Form 10-Q
period 2013-09-30
CANNABIS SCIENCE, INC.
filed 2013-11-19
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918

(Address of principal executive offices,

including zip code)

888-889-0888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Large accelerated filer   (  )       Accelerated filer   (  )

Non-accelerated filer     (  )          Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

Number of common shares outstanding at November 18, 2013: 761,323,906

Number of Class A common shares outstanding at November 18, 2013: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2013

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS September 30, 2013 and December 31, 2012
	September 30,
	2013	December 31,
	(unaudited) $	2012 $
ASSETS
Current Assets
Cash	462	23,560
Accounts receivable, related party	-	25,000
Prepaid expenses and deposits	-	110
Advances receivable, related party	43,062	116,943
Loans receivable, related party	41,315	22,627
Marketable securities (Note 3)	204,000	525,000
Total current assets	288,839	713,240

Computer and Equipment, net of accumulated
depreciation of $10,792 and $7,327 (Note 8)	2,924	16,412
Goodwill (Note 1)	66,274	44,274
Intangibles, CCI (Note 1)	-	147,000
Intangibles, net of accumulated amortization (Note 9)	227,852	186,538
TOTAL ASSETS	585,889	1,107,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	165,011	158,458
Accrued expenses, primarily management fees (Note 5)	1,310,694	1,314,050
Advances from related parties (Note 5)	239,344	196,703
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,539,502	1,307,218
Total current liabilities and total liabilities	3,554,551	3,276,429

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
1,000,000 shares issued and outstanding at September 30, 2013 and 666,666 at December 31, 2012	1,000	667
Common stock, $.001 par value, 850,000,000 shares
710,823,906 issued and outstanding as of September 30, 2013 and
663,790,573 at December 31, 2012	710,824	663,791
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Prepaid consulting	(2,886,330)	(2,864,070)
Additional paid-in capital	89,673,024	86,604,888
Accumulated deficit	(90,467,180)	(86,574,241)
Total stockholders' deficit	(2,968,662)	(2,168,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	585,889	1,107,464

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED September 30, 2013 AND 2012 (UNAUDITED)
			For the nine months ended September 30,
	For the three months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Revenue	70,581	1,848	72,185	33,568

Operating Expenses
Investor relations	-	20,980	3,601	105,486
Professional fees	12,109	14,461	83,695	248,310
Net loss on disposal of assets	-	-	8,896	-
Net loss (gain) on settlement of liabilities	582,000	1,530,000	1,674,150	10,826,800
Depreciation and Amortization	21,143	19,242	88,278	30,116
General and administrative	529,902	487,831	1,821,991	2,948,973
Total operating expenses	1,145,154	2,072,514	3,680,611	14,159,685
Net Operating Profit (Loss)	(1,074,573)	(2,070,666)	(3,608,426)	(14,126,117)

Other income (expense)
Interest income, net	6	750	7	1,500
Interest expense, net	(220)	(8,128)	(977)	(9,039)
Gain on sale of JV assets	-	-	262,250	-
Gain on debts settlements	-	2,283	37,458	38,252
Unrealized gain (loss) on marketable securities	(111,000)	-	(583,250)	-
Net Income (Loss) Before Income Taxes	(1,185,787)	(2,075,761)	(3,892,939)	(14,095,404)

State income taxes paid	-	-	-	(800)
Income tax provision	-	-	-	-
Income tax benefit	-	-	-	-
Net tax	-	-	-	(800)

Net Loss	(1,185,787)	(2,075,761)	(3,892,939)	(14,096,204)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.03)

Weighted average number of
common shares outstanding	706,560,863	676,616,769	690,252,600	554,242,735

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM January 1, 2012 to September 30, 2013

					Additional
	Common		Preferred	Paid-in		Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $
Balance at December 31, 2011	305,420,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	171,669,999	171,670	-	-	5,965,555	(4,989,800)	-	1,147,425
Common stock issued for debt settlements	155,700,000	155,700	-	-	10,688,100	-	-	10,843,800
Common stock issued for assets and acquisitions	22,750,000	22,750	-	-	750,680	-	-	773,430
Common stock issued in connection with joint ventures	7,000,000	7,000	-	-	331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-	434,000	-	-	441,000
Common stock pending cancellation for services	(750,000)	(750)	-	-	750	-	-	-
Common stock pending cancellation for acquisition	(5,000,000)	(5,000)	-	-	5,000	-	-	-
Amortization of shares issued for services	-	-	-	-	-	2,504,886	-	2,504,886
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)	-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-	50,000	-	-	50,000
Net Loss	-	-	-	-	-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	17,700,000	17,700	-	-	870,150	(490,000)	-	397,850
Common stock issued for debt	28,500,000	28,500	-	-	1,674,150	-	-	1,702,650
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	25,000
Preferred stock issued for services	-	-	333,334	333	499,669	(500,002)	-	-
Amortization of shares issued for services	-	-	-	-	-	967,742	-	967,742
Net loss for the period	-	-	-	-	-	-	(3,892,939)	(3,892,939)
Balance at September 30, 2013	710,823,906	710,824	1,000,000	1,000	89,673,024	(2,886,330)	(90,467,180)	(2,968,662)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	September 30, 2013	September 30, 2012
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(3,892,939)	(14,096,204)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,592	755
Amortization	83,686	29,281
Debt issued for payment of expenses	-	85,633
Stock issued for services	1,365,592	2,405,919
Gain on joint ventures	(262,250)	-
Loss on marketable securities	583,250	-
Loss on settlement of debt	1,674,150	10,826,800
Loss on disposal of assets	8,896	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts receivable, related parties	25,000	(99,655)
Prepaid expenses and deposits	110	(2,316)
Inventory	-	(60,258)
Accounts payable	110,383	187,573
Accrued expenses, including management fees	(3,356)	173,788
NET CASH (USED) IN OPERATING ACTIVITIES	(302,886)	(548,605)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	-	(25,861)
Purchase of website	-	(2,160)
Loans receivable, related parties	(30,652)	(21,054)
Advances receivable, related parties	(14,155)	-
Repayment from advances receivable, relates parties	25,000	-
Purchase of property, plant & equipment	-	(7,440)
CASH FLOWS USED IN INVESTING ACTIVITIES	(19,807)	(56,515)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note-stockholder	(155)	-
Proceeds from advances from officer	-	9,000
Repayments on advances from officer	(1,702)	(7,000)
Proceeds from notes payable-stockholders	204,000	609,435
Proceeds on advances from related parties	72,452	1,000
Proceeds from sale of common stock	25,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	299,595	612,435
NET INCREASE (DECREASE) IN CASH	(23,098)	7,295
CASH, BEGINNING OF PERIOD	23,560	2,197
CASH, END OF PERIOD	462	9,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,387,519	6,542,325
Common stock issued for settlement of debt	1,702,650	10,975,000
Debt converted into common stock	28,500	148,200
Common stock issued for assets	-	1,082,000
Common stock issued for products	-	260,000
Cancellation	-	103,500
Preferred stock issued for services	500,002	-
Marketable securities acquired through sale of JVs	262,250	-
Acquisition payment paid through note payable, related party	-	155,000
Accounts payable paid through note payable, stockholder	82,308	163,332
Advance from related party paid to AGI	-	25,000
Accounts payable paid by related parties	21,891	13,884
Accounts payable paid through stockholder gift	-	50,000
Intangibles, CCI allocated to goodwill	22,000	-
Intangibles, CCI allocated to intangibles	125,000	-
Accounts and advances receivable, related party, repaid by payments to advances from related party	50,000	-
Advances to related party repaid by payment to notes payable stockholders	25,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on April 23, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2012 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2012.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at September 30, 2013.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 and January 1, 2013 through September 30, 2013 were consolidated with the consolidated financial statements of the Company for the three months ended September 30, 2013.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at September 30, 2013.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  No business or operating activities have commenced in the subsidiaries as of September 30, 2013.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and nine months ended September 30, 2013 and September 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments (see Note 4).  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

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

K. Research and Development Expenses

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

L. Income Taxes

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

M. Marketable Securities

Under ASC Topic 210; Rule 5-02.2, ‘‘Marketable Securities’’, the Company is required to measure all marketable securities at their carrying value while recognizing unrealized gains and losses as of the reporting date.

N. Stock-Based Compensation

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

O.  Revenue Recognition

Revenue is recognized at the time the educational materials or online seminars are provided and billed to the customer and collection of such fee is reasonably assured.  License fees and joint-venture profit sharing when evidenced by executed agreements, and other fees are recognized when earned and collection is reasonably assured.

P.  Basic and Diluted Net Earnings (loss) per Share

Under ASC Topic 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the nine months ended September 30, 2013 and September 30, 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Q.  Development Stage Enterprise

The Company is no longer in the development stage.  The Company is actively working on formulations for cannabinoid-based drug development, filing INDs, and commencing drug trials for FDA approved medicine.  The Company’s businesses of GGECO and CCI acquired during 2012 are continuing and the Company’s other activities under license agreements with Apothecary has completed over a year of active business and development with expanding operations along with associated business of which the Company earned $70,000 in royalty license revenues in Q3 of 2013 and expects increased revenues in Q4 of 2013.  The Company’s MOU with Prescription Vending Machines is progressing with new consultants engaged in Q4 of 2013 to work towards commencing operations in Canada.  Therefore, the Company has transitioned out of the development stage as defined under the provisions of ASC Topic 915-10 in the quarter ended September 30, 2013.

F-5

R. Recent Accounting Pronouncements

During the nine months ended September 30, 2013 and through November 18, 2013, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

S. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $90,467,180 and had a stockholders’ deficit of $2,968,662 at September 30, 2013.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2013, the Company had minimal operations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  MARKETABLE SECURITIES

At September 30, 2013, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTCBB: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of X-Change, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at September 30, 2013 was determined to be $0.0272 per share or $204,000 with the Company recording an unrealized loss of $111,000 and $583,250 for the three and nine months ended September 30, 2013, respectively.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at September 30, 2013.

Investment in marketable securities: Trading securities valued at the closing price of XCHC shares held by the Company at period end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of September 30, 2013.

December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$525,000	$-	$-	$525,000
Intangibles from acquisitions, GGECO and CCI
net of accumulated amortization	-	-	157,918	157,918
Total assets as of December 31, 2012	$525,000	$-	$157,918	$682,918

September 30, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$204,000	$-	$-	$204,000
Intangibles from GGECO and CCI acquisitions,
net of accumulated amortization	-	-	237,480	237,480
Total assets as of September 30, 2013	$204,000	$-	$237,480	$441,480

5.  RELATED PARTY TRANSACTIONS

At September 30, 2013, a total of $233,178 (December 31, 2012: $196,703) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and a $6,166 to Raymond Dabney (December 31, 2012: $0).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On January 1, 2013, the Company entered into five year Management Agreements and issued 166,667 Series A preferred shares each to Robert J. Melamede, President/interim CFO and Bogat Family Trust, Raymond Dabney trustee, for services rendered.

On February 8, 2013, the Company sold its rights and interest in the Maliseet Nation at Tobique Joint Venture to the Endocan for consideration of 2,500,000 common shares with a fair market value or $0.1049 per share or $262,250.  Dr. Dorothy Bray, CEO and director is also President and director of Endocan, Robert Kane, V.P. of Investor Relations is the CFO and a director of Endocan and Mr. Kane was appointed CFO and Director of Cannabis Science, Inc. on November 13, 2013. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.  The Company recorded an unrealized loss on marketable securities of $194,250 for the nine months ended September 30, 2013, respectively, in regards to the Endocan shares received under this transaction.

For the nine months ended September 30, 2013, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Dr. Dorothy Bray	CEO	$ 42,311
Dr. Robert Malemede	President, CFO	207,186
Dr. Richard Ogden	CSO	59,415
Bogat Family Trust[1]	Managing Consultant	25,000
Raymond Dabney	Managing Consultant	207,186
Chad S. Johnson, Esq.	COO and General Counsel	367,500
Mario Lap	Director	25,525
		$ 934,123

1Raymond Dabney, managing consultant is acting trustee of Bogat Family Trust.

During the nine months ended September 30, 2013, a stockholder of the Company, Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

$20,000

January 2, 2013 (non-cash)

$  5,000

January 4, 2013

$15,000

January 16, 2013

$22,000

February 4, 2013

$11,000

February 7, 2013

$25,000

February 28, 2013

$20,000

March 8, 2013

$30,500

April 1, 2013

  $2,500

May 17, 2013

  $2,500

August 30, 2013

$22,000

September 13, 2013

Total loans under notes payable were $175,500 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, a stockholder of the Company, Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

$22,000

May 17, 2013

$15,000

May 31, 2013

$10,229

July 3, 2013

$38,328

July 23, 2013

  $1,250

August 15, 2013

  $1,250

August 30, 2013

$10,000

September 9, 2013

$14,000

September 11, 2013

  $1,250

September 30, 2013

Total loans under notes payable were $113,308 for the nine months ended September 30, 2013.

6.  NOTES PAYABLE

As at September 30, 2013, a total of $1,539,502 (December 31, 2012: $1,307,218) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on October 1, 2013 through September 30, 2014.   A stockholder, to whom $1,451,194 in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $113,308 (December 31, 2012: $0) is due to a stockholder under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 17 through September 30, 2014.

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 710,423,906 issued and outstanding as of September 30, 2013.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of September 30, 2013.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 issued and outstanding as of September 30, 2013.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of September 30, 2013, the Company has issued 3,000,000 common shares compensation under the plan that were issued on February 24, 2012 to Vincent Mehdizadeh with a fair market value of $0.02 or $246,000 for services rendered under a Consulting Agreement.

During the nine months ended September 30, 2013, the Company issued the following common stock:

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

On March 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0775 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

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

On July 1, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0387 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On July 25, 2013, the Company issued 15,000,000 common shares for settlement of $15,000 of stockholder debt, for a loss on settlement of $582,000, assigned from the stockholder notes payable originating on December 31, 2011.

On July 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0398 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On August 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.041 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On September 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0452 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

Stock Options:

The following options were issued to the Company’s V.P of investor relations, CFO and Director for services rendered under a September 16, 2011 agreement:

(i)

the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)

the option to purchase 100,000 common shares at ten cents ($0.20) per share;

(iii)

the option to purchase 500,000 common shares at ten cents ($0.35) per share; and

(iv)

the option to purchase 1,000,000 common shares at ten cents ($0.10) per share.

A summary of the status of the Company’s option grants as of September 30, 2013 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2012	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding September 30, 2013	1,700,000	$0.41

Options exercisable at September 30, 2013	–	–

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during nine months ended September 30, 2013 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value September 30, 2013	Net Book Value December 31, 2012
Equipment	$-	$3,000	$-	367
Laboratory equipment	3,000	-	-	8,895
Software	5,000	2,859	2,141	4,017
Computers	5,716	4,933	783	3,133
	$13,716	$10,792	$2,924	$16,412

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

9. INTANGIBLE ASSETS

	September 30, 2013	December 31, 2012
Intellectual assets, primarily intellectual property	$ 445,299	$ 320,299
Less accumulated amortization	(217,447)	(133,761)
	$ 227,852	$ 186,538

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  SUBSEQUENT EVENTS

On Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Amount

Date

$2,500

October 1, 2013

$1,275

October 16, 2013

Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Amount

Date

$2,500

October 1, 2013

$2,750

October 22, 2013

Total promissory note loans were $9,025 to the Company for the period subsequent to the nine months ended September 30, 2013 to November 18, 2013.

On November 15, 2013, the Company submitted a patent application N2010968 in Europe entitled "Composition for the Treatment of Neurobehavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neurobehavioral disorders, such as attention deficit hyperactivity disorder (ADHD), anxiety, and sleep disorders.

Subsequent to the nine months ended September 30, 2013, the Company issued the following stock for the settlement of debt and for services:

On October 21, 2013, the Company issued bonuses of 5,000,000 shares of common stock with a fair market value of $190,000 or $0.03 per share to each of Dorothy Bray, CEO, Mario Lap, Director of European operations and subsidiaries, and Chad S. Johnson, Esq., Director and General Counsel.

On November 5, 2013, the Company issued 5,000,000 shares of common stock with a fair market value of $170,000 or $0.034 per share to each of two consultants for services rendered for business development in Canada under two year consulting agreements.

On November 5, 2013, the Company issued 9,000,000 common shares for settlement of $9,000 of stockholder debt, for a loss on settlement of $297,000, assigned from the stockholder notes payable originating on January 27, 2012.

On November 6, 2013, the Company issued 9,000,000 common shares for settlement of $9,000 of stockholder debt, for a loss on settlement of $283,500, assigned from the stockholder notes payable originating on January 27, 2012.

On November 18, the Company issued 1,500,000 shares of common stock with a fair market value of $52,500 or $0.034 per share pursuant to a November 14, 2013 two-year management agreement to Robert Kane for CFO and Director services to the Company.

On November 18, 2013, the Company issued 1,000,000 shares of common stock with a fair market value of $37,000 or $0.037 per shares pursuant to a November 12, 2013 one-year consulting agreement to a consultant for research and development services.

Issued and outstanding as of September 30, 2013… 710,823,906
Pending and subsequent event issuances… 50,500,000
Unissued and outstanding as of November 18, 2013… 761,323,906

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

On April 27, 2011, the Company was advised by the principal of Rockbrook, Inc. that the current licensing agreement was no longer in effect and that a new license agreement would be signed once new terms could be agreed upon.  Despite this notification from Rockbrook, Inc., a legally signed license agreement is still in effect between the Company and Rockbrook.  As of September 30, 2013, the Company is re-assessing the license agreement with Rockbrook and how to move forward in a cohesive arrangement with the other license agreements and acquisitions the Company is working on.

On February 9, 2012, the Company signed a license agreement with Apothecary Genetics Investments LLC. to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding.  The Company earned a $25,000 license fee under the agreement for the period ended September 30, 2013.

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

On February 9, 2012, the Company acquired GGECO University, Inc. (“GGECO”), an online video-based medical cannabis education system, offering courses dealing with medical cannabis law, the benefits of medical marijuana, cooking, horticulture, and bud tending.  Following the university's name change to Cannabis Science University, the Company hopes to use this platform to educate the general public, patients, and even those who have already been involved in the medical cannabis industry on the medical benefits of cannabis, how it is grown, how to use it safely, and the many applications or ways to administer the medication.  In consideration of this agreement, the Company issued 25,000,000 common shares with a fair market value of $935,000 to the principals of GGECO and assumed net liabilities of $24,686. The preliminary valuation of GGECO acquisition totaling $984,686 has been allocated to intangibles as at September 30, 2013. These common shares were issued on April 24, 2012.

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

On July 27, 2012, the Company entered into a Joint Venture Operating Agreement (“JV”) with Dupetit Natural Products GmbH (“DNPG”).   Under the Agreement the Company is entitled to 90% of net operating profits of the JV.  The Company issued 5,000,000 common shares with a fair market value of $260,000 to the principal of DNPG as consideration for the provision of dozens of hemp and cannabis based products.   DNPG currently distributes and sells products throughout Europe.   On December 12, 2012 the Company sold its interest in the JV to the Endocan Corporation (formerly X-Change Corporation) for 5,000,000 common shares with a fair market value of $150,000.

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

On December 11, 2012, the Company entered into an Asset Purchase Agreement with the Endocan Corporation (formerly X-Change Corporation) (OTCBB: XCHC) to sell its 90% rights and interest in the Dupetit Natural Products GmbH (“DNPG”) joint-venture operating agreement to X-Change for consideration of 5,000,000 shares of common stock of XCHC with a fair market value of $150,000 or $0.03 per share.

On February 8, 2013, the Company entered into an Asset Purchase Agreement with the Endocan Corporation (formerly X-Change Corporation) (OTCBB: XCHC) to sell its 25% rights and interest in the Maliseet Nation at Tobique joint-venture operating agreement for consideration of 2,500,000 shares of common stock of XCHC with a fair market value of $262,250 or $0.1049 per share.

Liquidity

The Company has a working capital deficit of $3,265,712 as of September 30, 2013 compared to a working capital deficit of $2,563,189 for the year ended December 31, 2012.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2013 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,539,502 due to stockholders over the next 12 months beginning on beginning on October 1, 2013 through September 30, 2014.

Contractual Obligations

The Company terminated its lease on June 30, 2013 for the facility in Henderson, NV.  There are no further commitments or amounts owing under the lease.

The Company has rental commitments for its European office of approximately $3,300 (€2.400.00) per month which expires on April 30, 2014.

Capital Resources

The Company has capital resource requirements for personnel, supplies, laboratory and scientific equipment of approximately $750,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

Results of Operations

For the three months ended September 30, 2013:

The Company had revenues of $70,581 for the three months ended September 30, 2013 compared to $1,848 for the comparative prior year quarter.  This increase was due to increased royalty license revenues from AGI.

Net loss on settlement of debt decreased by $948,000 to $582,000 for the three months ended September 30, 2013 compared to $1,530,000 for the three months ended September 30, 2012.  This decrease is due to the Company settling less debt through the issuance of common shares during the three months ended September 30, 2013.

General and administrative expenses increased by $42,071 to $529,902 for the three months ended September 30, 2013 compared to $487,831 for the three months ended September 30, 2012.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

For the nine months ended September 30, 2013:

The Company had revenues of $72,185 for the nine months ended September 30, 2013 compared to $33,568 for the nine months ended September 30, 2012.  This increase was due to increased royalty license revenues from AGI. The Company is working on updating course materials and access through new media for new students/clients in GGECO and CCI that management anticipates will increase associated revenues by Q2 of fiscal 2014.

Net loss on settlement of debt decreased by $9,152,650 to $1,674,150 for the nine months ended September 30, 2013 compared to $10,826,800 for the nine months ended September 30, 2012.  This decrease is due to the Company settling less debt through the issuance of common shares.

General and administrative expenses decreased by $1,126,982 to $1,821,991 for the nine months ended September 30, 2013 compared to $2,948,973 for the nine months ended September 30, 2012.  This decrease is due to reduced stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013, we have issued securities using exemptions available under the Securities Act of 1933:

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

On March 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0775 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

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

On July 1, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0387 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On July 25, 2013, the Company issued 15,000,000 common shares for settlement of $15,000 of stockholder debt, for a loss on settlement of $582,000, assigned from the stockholder notes payable originating on December 31, 2011.

On July 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0398 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On August 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.041 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

On September 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $0.0452 for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On November 14, the Company appointed Robert Kane, CFO.   Mr. Kane was issued 1,500,000 shares of S-8 registered common stock with a fair market value of $52,500 or $0.035 per share for services rendered as CFO of the Company and 5,000,000 rule 144 restricted shares of common stock with a fair market value of $175,000 or $0.035 per share pursuant to a one-year management agreement.   Prior to this appointment, Mr. Robert Kane was V.P. of Investor Relations for the Company.  A resolution of the majority of shareholders was executed on November 14, 2013 to effect the appointment of Mr. Robert Kane as director of the Company.

Mr. Robert Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as vice president of investor relations for Cannabis Science, Inc. from September 2011 to present.

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

                                                                 CANNABIS SCIENCE, INC.

Date:	November 19, 2013	/s/ Dr. Dorothy Bray
Dr. Dorothy Bray, President and Chief Executive Officer

Date:	November 19, 2013	/s/ Dr. Robert Melamede
Dr. Robert Melamede, Chief Financial Officer