Form 10-Q/A
period 2013-09-30
CANNABIS SCIENCE, INC.
filed 2013-11-20
CIK 1024626

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

Non-accelerated filer     (  )          Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Number of common shares outstanding at November 18, 2013: 761,323,906

Number of Class A common shares outstanding at November 18, 2013: 0

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 which the Registrant previously filed with the Securities and Commission on November 19, 2013 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error that the Registrant discovered on the cover page of the Original Filing.  The EDGAR Agent inadvertently checked the box to indicate that the Registrant is a shell company when in fact the Registrant is not a shell company.  The Original Filing has been updated to reflect that the Registrant is not a shell company.  Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

CANNABIS SCIENCE, INC.

FORM 10-Q/A

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

                                                                 CANNABIS SCIENCE, INC.

Date:	November 20, 2013	/s/ Dr. Dorothy Bray
Dr. Dorothy Bray, President and Chief Executive Officer

Date:	November 20, 2013	/s/ Dr. Robert Melamede
Dr. Robert Melamede, Chief Financial Officer