Form 10-Q/A
period 2013-09-30
CANNABIS SCIENCE, INC.
filed 2013-11-20
CIK 1024626

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

Non-accelerated filer     (  )          Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Number of common shares outstanding at November 18, 2013: 761,323,906

Number of Class A common shares outstanding at November 18, 2013: 0

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2013 which the Registrant previously filed with the Securities and Commission on November 20, 2013 (the “Amended Filing”). The Registrant is filing this Amendment to correct an error that the Registrant discovered on the Amended Filing. The EDGAR Agent inadvertently entered the name of our Former CFO as the signing officer on the Amended Filing and the Exhibits attached thereto.  The Amended Filing and Exhibits thereto have been updated to reflect that Robert Kane is the Registrant’s CFO. Except as set forth above, the Amended Filing has not been amended, updated or otherwise modified.

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

On November 18, 2013 the Company issued 1,500,000 shares of common stock with a fair market value of $52,500 or $0.034 per share pursuant to a November 14, 2013 two-year management agreement to Robert Kane for CFO and Director services to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On November 14, 2013 the Company appointed Robert Kane, CFO.   Mr. Kane was issued 1,500,000 shares of S-8 registered common stock with a fair market value of $52,500 or $0.035 per share for services rendered as CFO of the Company and 5,000,000 rule 144 restricted shares of common stock with a fair market value of $175,000 or $0.035 per share pursuant to a one-year management agreement.   Prior to this appointment, Mr. Robert Kane was V.P. of Investor Relations for the Company.  A resolution of the majority of shareholders was executed on November 14, 2013 to effect the appointment of Mr. Robert Kane as director of the Company.

Mr. Robert Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as vice president of investor relations for Cannabis Science, Inc. from September 2011 to present.

ITEM 6.  EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 CANNABIS SCIENCE, INC.

Date:	November 20, 2013	/s/ Dr. Dorothy Bray
Dr. Dorothy Bray, President and Chief Executive Officer

Date:	November 20, 2013	/s/ Robert Kane
Robert Kane, Chief Financial Officer