Form 10-K/A
period 2012-12-31
CANNABIS SCIENCE, INC.
filed 2014-04-23
CIK 1024626

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which the Registrant previously filed with the Securities and Commission on April 23, 2013 (the “Original Filing”). The Registrant is filing this Amendment to correct an error that the Registrant discovered on the Original Filing. The Consolidated Statement of Stockholders’ Equity (deficit) contained several errors in the filed EDGAR version and has now been corrected. The Registrant has also updated the document to include its new officers and directors as well as Item 12.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc and subsidiaries (the “Company”) (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period January 27, 2005 (Inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

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

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets:
NOL expense (benefit)	$(12,581,377)	$(7,128,603)
Less: valuation allowance	12,581,377	7,128,603
Net deferred tax assets	$-	$-

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2012, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE

Dr. Dorothy Bray	68	CEO and Director	2013
Dr. Robert Melamede	66	President and Director	2009 2012

Chad S. Johnson, Esq.	46	Director, COO and General Legal Counsel	2012
Robert Kane	39	CFO and Director	2013
Dr. Richard Ogden	60	CSO	2013

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

On May 20, 2013, Dr. Robert Melamede resigned as CEO and is continuing his services for the Company in the appointed positions of President, Interim CFO, and Director.

On May 20, 2013, Dr. Dorothy Bray was appointed Director and CEO.

On June 24, 2013, Mario Lap was appointed Director and President of the Company’s European Operations, including European operating subsidiaries.

On November 13, 2013, Dr. Robert Melamede resigned as interim CFO and Robert Kane was appointed Director and CFO of the Company.

Dr. Dorothy Bray is British, a 1978 graduate of one of the oldest universities in the world, the Jagiellonian University in Cracow, Poland. She holds a Ph.D. degree from The University of London, United Kingdom. After her Fellowship at the Polish Academy of Sciences, in December1981 Dr Bray received a position at the ARC Institute of Animal Physiology, Babraham, Cambridge, in the United Kingdom working in neuropharmacology. In February 1985 she received Churchill Fellowship to study medicinal plants in Africa and subsequently continued the research on medicinal plants at the School of Pharmacy and The London School of Hygiene and Tropical Medicine till May 1989 when she received the Royal Society grant to study immunology at the Orsay University in Paris, France. She became a Research Fellow at the Royal Free Hospital School of Medicine in London, UK in June 1990 and joined pharmaceutical industry in 1993 to work in key developed and emerging markets in infectious diseases and to develop collaborations with academia  governmental and non- government organizations worldwide. Since May 1993, Dr. Bray served as a Principal Clinical Research Scientist at Antivirals Wellcome Foundation, Senior Medical Strategy Head, International Medical Affairs, Glaxo Wellcome Inc., USA and UK a Senior Clinical Program Head of HIV and Opportunistic Infections for GlaxoSmithKline and also as Global Director of HIV Research for GlaxoSmithKline. Since January 2002 she has been participating as a scientific advisor in multiple projects to enhance health systems in emerging economies in Africa and Latin America.  In January 2002, she founded IMMUNOCLIN which now has a diverse R&D portfolio and is working on personalized approach to medicine and nutrition to develop novel solutions to manage ageing society. In addition to her industrial activities, between February 2004 and December 2011, Dr. Bray served as a Member of the Scientific Staff and the Head of Scientific Business Development of The Medical Research Council Clinical Trials Unit in the UK.  She currently holds the honorary Senior Lecturer position at the Royal Free School of Medicine, University of London in London and continues to serve as the European Commission's Scientific Expert.

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

On June 24, 2013, Mario Lap entered into a two year management agreement with the Company and was appointed Director along with Director and President of the Company’s European Operations, including European operating subsidiaries. Under the agreement, Mr. Lap is compensated $2,500 per month and was issued 5,000,000 Rule 144 restricted common shares with a fair market value of $185,000 for services rendered.

Mario Lap has core competencies in IT and Substance Use Consultancy, Drug Policy, Digitalization, Project Management, Communication, Consulting Selling, Consultancy, Process management, Networker, Advise, IT / Internet Experience, Languages, Presentation, Innovation, has previously held the following positions: January 1, 1995 to present Director Drugtext Foundation; March 24, 1992 to present Director, mls lap bv internet health services; January 1, 2012 to present Director RJM bv, holding company; January 1, 2007 Apcare bv Schiphol-Rijk The Netherlands; January 1, 2005 to January 1, 2006 Director Yalado International bv, Online Backup March 2, 1999 to January 1, 2006 Director/founder Calyx Internet bv, Security focussed ISP and IT development company, Amsterdam, the Netherlands; January 1, 1994 to February 7, 2000 Director Calyx Corporation,  Internet Service Provider, New York USA; January 1, 1991 to December 31, 1996 Visiting professor at the Rechercheschool, National Educational Institution of the Dutch police (Zutphen, The Netherlands); January 1, 1989 to December 31, 1994 Head of the legal and policy department of the Netherlands Institute for Alcohol and other Drugs, Utrecht The Netherlands); January 1, 1970 to December 31, 1985 Sales department, sales manager and general manager Loe Lap department stores; and January 1, 1994 to present Numerous International publications in Dutch, English, French and German as well Dutch and foreign TV and radio appearances and interviews (such as CNN, BBC, France 2, RTL and Dutch public and commercial TV).

Mr. Robert Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc. Mr. Kane has worked as vice president of investor relations for Cannabis Science, Inc. from September 2011 to present.

We have no audit or compensation committee.

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

NAME AND ADDRESS _______________________	NUMBER OF SHARES OWNED BENEFICIALLY ______________________	PERCENT OF SHARES OWNED _________________
Bogat Family Trust (1) Suite 530-650 41st Ave W Vancouver, BC V5Z 2M9 Canada	45,923,333	5.9%
Dr. Dorothy Bray Rowlandson House 289-293 Ballards Lane London, UK N12 8NP	10,000,000	1.3%
Dr. Robert Melamede (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	45,340,333	5.9%
Chad S. Johnson (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	11,000,000	1.4%
Robert Kane 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	5,020,000	0.7%
Mario Lap Koninginneweg 189 1075 CP Amsterdam, The Netherlands	10,000,000	1.3%
Dr. Richard Ogden 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	1,500,000	0.2%
Richard Cowan (3) Haarlemmerstraat 86, Amsterdam, Netherlands 1013EV	24,977,241	3.3%
ALL DIRECTORS AND EXECUTIVE OFFICERS	82,860,333	10.8%

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

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Articles of Conversion	(3)
(3)(1)(i)	Articles of Incorporation	(1)
(3)(1)(ii)	Articles of Amendment to Articles of Incorporation	(1)
(3)(1)(iii)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(1)(iv)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(1)(v)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(1)(vi)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(1)(vii)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(1)(viii)	Certificate of Amendment to Articles of Incorporation	(3)
(3)(2)	Amended ByLaws	(1)
(4)(1)	Certificate of Change in Number of Authorized Shares	(3)
(4)(2)	Certificate of Designation of Series A Preferred Stock	(3)
(4)(3)	2012 Stock Compensation Plan	(2)
(10)(1)	Debt Settlement Agreement	(3)
(10)(2)	Asset Purchase Agreement	(3)
(23)(1)	Consent of Turner, Stone & Company, L.L.P	(3)
(31)(1)	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(2)	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
EX-101.INS	XBRL Instance Document		X
EX-101.SCH	XBRL Taxonomy Extension Schema		X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase		X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase		X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase		X

(1) previously filed with the Commission on January 14, 2000 with Form 10SB12G

(2) previously filed with the Commission on February 14, 2012 as an Exhibit 4.1 to Form S-8

(3) previously filed with the Commission on April 23, 2013 as an exhibit to Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc.
Date: April 22, 2014	By: /s/ Dr. Dorothy Bray
Dr. Dorothy Bray
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Dorothy Bray	Chief Executive Officer and Director	April 22, 2014
Dr. Dorothy Bray

/ s/ Robert Kane	Chief Financial Officer and Director	April 22, 2014
Robert Kane

