Form 10-K
period 2013-12-31
CANNABIS SCIENCE, INC.
filed 2014-04-23
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☑

As of June 30, 2013, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $29,583,685 based on the closing sale price of $0.0545 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at April 21, 2014: 834,023,906

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

On May 7, 2009 the Company common shares commenced trading under the new stock symbol OTCQB: CBIS.

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

ITEM 2.  PROPERTIES

We currently lease office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of April 21, 2014, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business or those operating under our acquired trade names GGECO University or Cannabis Consulting are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2012	HIGH	LOW
Quarter Ending March 31, 2012	0.17	0.09
Quarter Ending June 30, 2012	0.17	0.05
Quarter Ending September 30, 2012	0.03	0.06
Quarter Ending December 31, 2012	0.09	0.04

Fiscal Year Ending December 2013	HIGH	LOW
Quarter Ending March 31, 2013	0.12	0.05
Quarter Ending June 30, 2013	0.07	0.03
Quarter Ending September 30, 2013	0.05	0.04
Quarter Ending December 31, 2013	0.05	0.03

Holders

As of December 31, 2013, there were 512 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we sold the following shares in an unregistered offering:

On June 7, 2013, the Company sold 833,333 under a private placement subscription agreement for net proceeds of $25,000, or $0.03 per share to an accredited investor.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2013, the Company issued stock pursuant to consulting agreements with several parties as follows:

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

On March 28, 2013, the Company issued 500,000 common shares with a fair market value of $38,750, or $0.775 per share, to Dr. Richard Ogden, CSO pursuant to a two-year February 26, 2013 management agreement.

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

On April 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $6,600 or $0.066 per share for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

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

On October 21, 2013, the Company issued bonuses of 5,000,000 shares S-8 registered common stock with a fair market value of $190,000 or $0.038 per share to each of Dr. Dorothy Bray, Chad S. Johnson, and Mario Lap pursuant to prior management agreements.

On October 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.04 or $4,000.

On November 5, 2013, the Company issued 5,000,000 S-8 registered free-trading shares of common stock each to two consultants for services rendered under two-year consulting agreements.  The fair market value of the shares was $0.034 per share or $170,000.

On November 12, 2013, the Company issued 1,000,000 S-8 registered free-trading shares of common to Dr. Khadija Benlhassan for services rendered under a one-year Management Agreement.  The fair market value of the shares was $0.035 per share or $35,000.

On November 14, 2013, the Company issued 1,500,000 S-8 registered free-trading shares of common to Robert Kane, CFO for services rendered under a two-year Management Agreement.  The fair market value of the shares was $0.035 per share or $52,500.

On November 14, 2013, the Company issued 5,000,000 Rule 144 restricted shares of common to Robert Kane, Director for services rendered under a two-year Management Agreement.  The fair market value of the shares was $0.035 per share or $175,000.

On November 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.0325 or $3,250.

On December 13, 2013, the Company issued 750,000 S-8 registered free-trading shares of common to Dr. Roscoe Moore, scientific advisory, services rendered under Management and Bonus Agreement.  The fair market value of the shares was $0.0325 per share or 24,375.

On December 18, 2013, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services rendered under a consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On December 19, 2013, the Company effectively issued 1,500,000 Rule 144 restricted shares of common stock with a fair market value of $44,850, or $0.0299 per share, to a consultant for services rendered.

On December 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.034 or $3,400.

On December 27, 2013, the Company issued 150,000 Rule 144 restricted shares of common stock to Dr. Roscoe Moore, scientific advisor as a June 1, 2013 annual bonus for services rendered under a June 1, 2012 Management Agreement.  The fair market value of the shares was $0.0419 or $6,285.

During the year ended December 31, 2013, the Company entered into a debt settlement agreement as follows:

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

On November 5, 2013, the Company issued 9,000,000 common shares to an accredited investor (“Seller”) for settlement of $9,000 of stockholder debt, for a loss on settlement of $297,000, assigned from the stockholder notes payable originating on January 27, 2012.

On November 6, 2013, the Company issued 9,000,000 common shares to an accredited investor (“Seller”) for settlement of $9,000 of stockholder debt, for a loss on settlement of 283,500, assigned from the stockholder notes payable originating on January 27, 2012.

The aforementioned shares for the settlement of debts were issued without legend under an exemption under Rule 144(b)(1) of the Act.  Over six months has passed since the debts accrued on the books of the Company; the Seller is not now, and during the three month period preceding the transaction has not been considered an “affiliate” of the Company.  Furthermore, pursuant to Rule 144(d)(1)(i) the Company is, and has been for a period of at least 90 days immediately before the proposed sale, subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, and the proposed resale of the Shares in addition to the Company not being considered a shell company under Rule 144(i)(1). All relating shares were issued to settle the debts.

On November 25, 2013, the Company entered into a debt settlement agreement to settle $24,000 of accrued debt owing to a consultant in exchange for 1,500,000 Rule 144 restricted shares of common stock, for a loss on settlement of $51,000.  The shares were issued subsequent to the year ended December 31, 2013 on February 12, 2014.

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

General

The Company is committed to research and development of cannabis based medicines ("Products") and intends to pursue Independent New Drug certification, possibly under the Orphan Drug Act, for such treatments but faces two significant challenges in accomplishing this business objective, namely financing and government regulation.

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

Furthermore, although cannabis has been used for medicinal purposes for over 5,000 years, there is a significant prejudice against development of smoked cannabis medical products amongst the medical and law enforcement communities.  In spite of recent statements by the current administration that indicate a softening of these views, marijuana is still classified as a Class 1 controlled substance.  The Company can provide no assurances that it can develop and market its intended product, or how long government approval, if obtained, will take.

Recent Developments

Cannabis Science has added several experts to its scientific advisor board and other offices to enable it to progress towards FDA trials and similar efforts in other countries with its three key drugs under development, namely CS-TATI-1 targeting both newly diagnosed and treatment-experienced patients with drug-resistant HIV strains, as well as those intolerant of currently available therapies, CS-S/BCC-1 targeting basal and squamous cell carcinomas, and a proprietary cannabis-based therapy for neurological conditions that was patented in 2013.

The Company established wholly owned subsidiaries in The Netherlands with an office in Haarlem, The Netherlands, to expand operations in Europe, including to enhance opportunities for studies and governmental approvals on an international basis.

The Company is laying a solid foundation for entrance into the FDA and other government regulatory agencies for developing medicines for cancer, autism, Influenza, PTSD and other ailments.

The Company's goal is the development of governmentally approved pharmaceuticals, including the aforementioned CS-TATI1, CS-S/BCC-1, and proprietary, patented neurological therapy currently under study or development.  The Company faces not only the challenges of other business at an early stage of development, but special problems arising from the nature of its own business.  Notwithstanding, stockholders and prospective stockholders should recognize that any investment in our Company is risky and speculative, and could result in a total loss.

Results of Operations

Limited Revenues

During the fiscal year ended December 31, 2013 we generated license revenues of $76,938 and educational and consulting revenue of $5,606 compared to $25,000 in license revenue and $11,575 in educational and consulting revenues for the year ended December 31, 2012.  As of December 31, 2013, we had an accumulated deficit of $92,508,542.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

Our net loss decreased from $16,037,572 for the fiscal year ended December 31, 2012 to $5,934,301 for the fiscal year ended December 31, 2013 representing a decrease of $10,103,271.  For the fiscal year ended December 31, 2013, our net loss per share was $0.01, compared to a net loss per share of $0.05 per share for the fiscal year ended December 31, 2012.

Expenses

Total operating expenses decreased from $8,412,158 for the fiscal year ended December 31, 2012 to $3,447,487 for the fiscal year ended December 31, 2013 representing a decrease of $4,844,526.

Bad debt expense increased from $0 for the fiscal year ended December 31, 2012 to $143,062 for 2013 resulting from a provision for uncollected license fees.

Our investor relations expenses decreased from $111,634 for the fiscal year ended December 31, 2012 to $0 for the fiscal year ended December 31, 2013.  This decrease is due to a decrease in stock related compensation for investor relations engagements in 2012 compared to 2013.

Our professional fees decreased $147,615 to $114,267 for the fiscal year ended December 31, 2013 compared to $261,852 for the fiscal year ended December 31, 2012.  This decrease was due to reduced legal services under agreements and other legal associated with increase securities filing activity and business ventures.

The loss on settlement of debt decreased from $10,654,433 for the year ended December 31, 2012 to $2,305,650 in 2013.  This decrease was due to decreased settlement of debt through stock and resulting losses on the settlements.

Our general and administrative expenses decreased by $1,854,950 from $5,068,446 for the fiscal year ended December 31, 2012 to $3,213,496 for the same period ended December 31, 2013.  The decrease in general and administrative expenses was mainly due to a decrease in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2013, our current assets totaled $302,955 which was comprised of $943 in cash and cash equivalents, $697 in accounts receivable, $76,315 in accounts receivable-related party, and $225,000 in marketable securities.  As of December 31, 2013, we had $206,709 in intangible assets, net of accumulated amortization, $66,274 in goodwill, and $1,516 in property and equipment, net of accumulated depreciation.  As of December 31, 2013 we had a working capital deficit of $3,793,318.

Our net loss of $5,934,301 for the fiscal year ended December 31, 2013 was mostly funded by debt financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2013 our cash position decreased by $22,617.

During the fiscal year ended December 31, 2013, we received net cash of $446,495 from financing activities compared to $813,445 for the same period in 2012.  We used net cash of $432,467 in operating activities for the fiscal year ended December 31, 2013 compared to $640,342 for the same period in 2012.  And we used net cash of $36,745 in investing activities compared for the fiscal year ended December 31, 2013 compared to using net cash of $151,740 for the same period in 2012.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.

Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  As of April 9, 2014, the Company received all of the $1,000,000 into its corporate bank account for the Offered Units.  The net offering proceeds were $995,000 after issuance costs.  The Company is currently in the process of issuing shares and delivering warrants to investors who participated in the offering.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp. to avoid default on promissory notes due to extend due dates by 12 months on all promissory notes and all notes becoming due in fiscal 2014.  The Company is issuing 5,000,000 rule 144 restricted shares with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

The Company is currently not in good short-term financial standing.  We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

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

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  We are currently in negotiations with Apothecary to avoid legal action and enforcement of the license agreement.

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

On February 13, 2014, the Company entered into a partnership agreement with Michigan Green Technologies, LLC.  Under the agreement, the Company participates in 20% of all net profit of the operating entity.  In addition, the Company is working with its partner to active lobbying for the legalization of hemp and cannabis in Michigan which will lead to additional business opportunities for the Company through its partnership.

The Company anticipates having to raise additional capital to fund operations over the next 12 months.  To the extent that it is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional public or private offerings of debt or equity securities.

As of December 31, 2013 the Company had one employee and four directors/executives under management services contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannabis Science, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has substantial operating losses and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 21, 2014

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2013 and 2012
	December 31,	December 31,
	2013	2012
	$	$
ASSETS
Current Assets
Cash	943	23,560
Accounts receivable	697	-
Accounts receivable, related party	-	25,000
Prepaid expenses and deposits	-	110
Advances receivable, related party	76,315	116,943
Loans receivable, related party	-	22,627
Marketable securities (Note 3)	225,000	525,000
Total current assets	302,955	713,240

Computer and Equipment, net of accumulated
depreciation of $12,200 and $7,327 (Note 9)	1,516	16,412
Goodwill (Note 1)	66,274	44,274
Intangibles, CCI (Note 1)	-	147,000
Intangibles, net of accumulated amortization (Note 10)	206,709	186,538
TOTAL ASSETS	577,454	1,107,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	165,839	158,458
Accrued expenses, primarily management fees (Note 5)	1,336,904	1,314,050
Advances from related parties (Note 5)	191,344	196,703
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	2,102,186	1,307,218
Total current liabilities and total liabilities	4,096,273	3,276,429

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
1,000,000 shares issued and outstanding at December 31, 2013 and 666,666 at December 31, 2012	1,000	667
Common stock, $.001 par value, 850,000,000 shares authorized,
770,523,906 issued and outstanding as of December 31, 2013 and
663,790,573 at December 31, 2012	770,524	663,791
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Prepaid consulting	(3,553,296)	(2,864,070)
Additional paid-in capital	91,771,495	86,604,888
Accumulated deficit	(92,508,542)	(86,574,241)
Total stockholders' deficit	(3,518,819)	(2,168,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	577,454	1,107,464

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	$	$
Revenue	82,544	36,575

Operating Expenses
Investor relations	-	111,634
Professional fees	114,267	261,852
Impairment loss on goodwill	-	405,858
Net loss on disposal of assets	-	52,423
Inventory write-down	8,895	50,235
Depreciation and amortization	110,829	59,074
General and administrative	3,213,496	5,068,446
Total operating expenses	3,447,487	6,009,522
Net Operating Profit (Loss)	(3,364,943)	(16,632,547)

Other income (expense)
Interest income, net	7	2,250
Interest expense, net	(1,173)	(9,073)
Gain on sale of assets	262,250	-
Gain on derecognized liabilities	37,458	222,431
Gain (loss) on settlement of debt	(2,305,650)	10,654,483
Unrealized gain (loss) on marketable common stock	(562,250)	375,000
Income (Loss) Before Income Taxes	(5,934,301)	(16,036,772)

State income taxes paid	-	(800)
Income tax provision	-	-
Income tax benefit	-	-
Net tax	-	(800)

Net Loss	(5,934,301)	(16,037,572)

Net loss per common share
- Basic and diluted	$ (0.01)	$ (0.03)

Weighted average number of
common shares outstanding	719,291,753	571,646,382

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2011 to December 31, 2013

					Additional
	Common		Preferred		Paid-in	Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $
Balance at December 31, 2011	305,420,574	305,421	999,999	1,000	68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	171,669,999	171,670	-	-	5,965,555	(4,989,800)	-	1,147,425
Common stock issued for debt settlements	155,700,000	155,700	-	-	10,688,100	-	-	10,843,800
Common stock issued for assets and acquisitions	22,750,000	22,750	-	-	750,680	-	-	773,430
Common stock issued in connection with joint ventures	7,000,000	7,000	-	-	331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-	434,000	-	-	441,000
Common stock pending cancellation for services	(750,000)	(750)	-	-	750	-	-	-
Common stock pending cancellation for acquisition	(5,000,000)	(5,000)	-	-	5,000	-	-	-
Amortization of prepaid consulting	-	-	-	-	-	2,504,886	-	2,504,886
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)	-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-	50,000	-	-	50,000
Net Loss	-	-	-	-	-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	57,900,000	57,900	-	-	2,314,621	(1,362,891)	-	1,009,630
Common stock issued for debt	48,000,000	48,000	-	-	2,328,150	-	-	2,376,150
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	25,000
Preferred stock issued for services	-	-	333,334	333	499,669	(500,002)	-	-
Amortization of prepaid consulting	-	-	-	-	-	1,173,667	-	1,173,667
Net loss for the period	-	-	-	-	-	-	(5,934,301)	(5,934,301)
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	(3,518,819)

The accompanying notes are an integral part of these consolidated financial statements.

 CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(5,934,301)	(16,037,572)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,000	3,725
Amortization	104,829	55,349
Common and preferred stock issued for services	2,183,297	4,093,331
Forfeiture of preferred stock	-	(333)
Loss (gain) on joint ventures	(262,250)	188,800
Loss (gain) on marketable securities	562,250	(375,000)
Gain on settlement of liability	-	(5,167)
Gain on derecognized liabilities	-	(222,431)
Loss on settlement of debt	2,305,650	10,659,600
Loss on disposal of assets	8,896	-
Impairment loss on goodwill	-	405,858
Changes in operating assets and liabilities:
Accounts receivable	(697)	-
Accounts receivable, related parties	-	(25,000)
Prepaid expenses and deposits	110	9,684
Accounts payable	546,896	457,911
Accrued expenses, primarily management fees	46,853	150,924
NET CASH USED IN OPERATING ACTIVITIES	(432,467)	(640,342)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities acquired in GGECO	-	(15,821)
Purchase of website	-	(2,180)
Repayment from loans receivable, related parties	10,663	(22,627)
Advances to related party	(86,745)	(91,942)
Repayment from advances receivable, related party	39,337	-
Purchase of property, plant & equipment	-	(19,170)
CASH FLOWS USED IN INVESTING ACTIVITIES	(36,745)	(151,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of payables to stockholder	(155)	-
Repayments on advances from officer	-	(2,000)
Proceeds from notes payable to stockholders	369,000	814,445
Repayments on advances from related parties	(18,001)	-
Proceeds on advances from related parties	70,751	1,000
Proceeds from sale of common stock	25,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	446,595	813,445
NET INCREASE (DECREASE) IN CASH	(22,617)	21,363
CASH, BEGINNING OF PERIOD	23,560	2,197
CASH, END OF PERIOD	943	23,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	2,372,521	6,578,225
Common stock issued for settlement of debt	2,376,150	10,654,483
Debt converted into common stock	46,500	155,700
Common stock issued for assets	-	773,430
Common stock issued for JV agreements	-	338,800
Cancellation of shares issued for services	-	103,500
Preferred stock issued for services	500,002	-
Marketable securities acquired through sale of JVs	262,250	150,000
Acquisition payment paid through note payable, related party	-	155,000
Accounts payable paid through note payable, stockholder	517,992	456,060
Advance from related party paid to AGI	-	25,000
Accounts payable paid by related parties	21,891	13,885
Repayments from advances receivable, related party	39,337	-
Accounts payable paid through stockholder gift	-	50,000
Loans receivable, related party reduced by debt payment	11,964	-
Advances and accounts receivable, related party reduced by debt payment	113,036	-
Intangibles, CCI allocated to goodwill	22,000	-
Expense refund paid directly to related party by shareholder	369	-
Intangibles, CCI allocated to intellectual property	125,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On May 7, 2009 the Company common shares commenced trading under the new stock symbol OTC: CBIS.

Cannabis Science, Inc. is at the forefront of medical marijuana research and development with two key drugs under development, namely CS-TATI-1 targeting both newly diagnosed and treatment-experienced patients with drug-resistant HIV strains, as well as those intolerant of currently available therapies and CS-S/BCC-1 targeting basal and squamous cell carcinomas.  The Company works with world authorities on phytocannabinoid science targeting critical illnesses, and adheres to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products.  In sum, we are dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance.

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2013 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2013 and 2012.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $66,274 in unimpaired goodwill remains at December 31, 2013.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 and January 1, 2013 through December 31, 2013 were consolidated with the consolidated financial statements of the Company.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at December 31, 2013.

In 2012, the Company formed Cannabis Science Europe GmbH (“CSE”) to operate joint-venture operations with dupetit Natural Products Ltd.  The JV asset was sold to Endocan Corporation (formerly X-Change Corporation) on December 12, 2012.  No operations had commenced at the time of sale of the JV asset.  For the year ended December 31, 2013, CSE had minimal expenditures in the normal course of winding up the entity subsequent to the disposal of the JV asset.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  No business or operating activities have commenced in the subsidiaries as of December 31, 2013.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2013 and 2012, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

J. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five years.

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

The Company did not record an impairment loss on goodwill for 2013 and recorded an impairment loss of $405,858 for year ended December 31, 2012 that was included in operating expenses and resulting net operating loss.

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

Unfiled Federal Tax Returns

In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties.  For the years ending December 31, 2008 through December 31, 2013, the Company has not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

The Company is working with its accountants to prepare and file overdue federal tax returns for 2008 through 2013, which are anticipated to be completed and filed by the end of fiscal 2014.

M. Marketable Securities

Under ASC Topic 210; Regulation S-X “Marketable Securities”, the Company is required to measure all marketable securities at their carrying value while recognizing unrealized gains and losses as of the reporting date.

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

P.  Development Stage Enterprise

The Company left the development stage as defined under the provisions of ASC Topic 915-10 during the year ended December 31, 2013.  The Company is actively working on formulations for cannabinoid-based drug development, filing INDs, and commencing drug trials for FDA approved medicine.  The Company’s businesses of GGECO and CCI acquired during 2012 are continuing and the Company’s other activities under license agreements with Apothecary has completed over a year of active business and development with expanding operations along with associated business of which the Company earned $76,938 in royalty license revenues in 2013 and expects increased revenues in 2014.  The Company continues to work to develop its two key drugs, namely CS-TATI-1 targeting both newly diagnosed and treatment-experienced patients with drug-resistant HIV strains, as well as those intolerant of currently available therapies and CS-S/BCC-1 targeting basal and squamous cell carcinomas, along with its cannabinol (CBN) patent. In addition, the Company is working to progress licensing activity with Apothecary along with MOU activity with Prescription Vending Machines, Inc., a wholly-owned subsidiary of Medbox, Inc.

Q. Recent Accounting Pronouncements

During the year ended December 31, 2013 and through April 21, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

R. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $92,508,452 and had a stockholders’ deficit of $3,518,819 at December 31, 2013.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2013, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  MARKETABLE SECURITIES

See Note 5 for transaction details on 7,500,000 common shares in the Endocan Corporation (OTC: ENDO) with a fair market value of $225,000 held by the Company at December 31, 2013.

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

Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities that the Company can access at the measurement date.

Level 2

Inputs to the valuation methodology are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable inputs for the asset of liability.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at December 31, 2013.

Investment in marketable securities: Trading securities valued at the closing price of Endocan Corporation shares held by the Company at year end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2013 and 2012.

December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$525,000	$-	$-	$525,000
Intangibles from acquisitions, GGECO and CCI,
net of accumulated amortization	-	-	157,918	157,918
Total assets as of December 31, 2012	$525,000	$-	$157,918	$682,918

December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$225,000	$-	$-	$225,000
Intangibles from acquisitions GGECO and CCI,
net of accumulated amortization	-	-	237,480	237,480
Total assets as of December 31, 2013	$225,000	$-	$237,480	$462,480

5.  RELATED PARTY TRANSACTIONS

At December 31, 2013, a total of $191,344 (December 31, 2012: $196,703) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee.  The loan amount due is non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

On January 1, 2013, the Company entered into five year Management Agreements and issued 166,667 Series A preferred shares each to Robert J. Melamede, President and Bogat Family Trust, Raymond Dabney trustee, for services rendered.

At December 31, 2013, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTCBB: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of X-Change, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at December 31, 2013 was determined to be $0.03 per share or $225,000 with the Company recording an unrealized loss of $562,250 for the year ended December 31, 2013 and an unrealized gain of $375,000 for the year ended December 31, 2012.  Dr. Dorothy Bray, CEO and director is also President and director of Endocan, Robert Kane, V.P. of Investor Relations is the CFO and a director of Endocan and Mr. Kane was appointed CFO and Director of Cannabis Science, Inc. on November 13, 2013. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.

For the year ended December 31, 2013, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Dr. Dorothy Bray	CEO	$ 261,360
Dr. Robert Melamede	President, CFO	326,250
Dr. Richard Ogden	CSO	85,750
Robert Kane	CFO	14,647
Bogat Family Trust[1]	Managing Consultant	50,000
Raymond Dabney	Managing Consultant	276,250
Chad S. Johnson, Esq.	COO and General Counsel	533,677
Mario Lap	Director	238,840
		$1,786,774

1Raymond Dabney, managing consultant is acting trustee of Bogat Family Trust.

See Note 8 for details of stock issuances to director and officers for services rendered.

During the year ended December 31, 2013, a stockholder of the Company, Intrinsic Venture Corp., loaned and converted accounts payable for the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

      $20,000                         January 2, 2013 (non-cash)

       $5,000

     January 4, 2013

     $15,000

     January 16, 2013

     $22,000

     February 4, 2013

     $11,000

     February 7, 2013

     $25,000

     February 28, 2013

     $20,000

     March 8, 2013

     $30,500

     April 1, 2013

       $2,500

     August 30, 2013

     $22,000

     September 13, 2013

       $2,500

     October 1, 2013

       $1,275

     October 16, 2013

    $420,000

     December 31, 2013 (non-cash)

New loans and converted accounts payable from Intrinsic Venture Corp. included in notes payable to stockholders were $594,275 during the year ended December 31, 2013.  Notes payable to Intrinsic Venture Corp. totaled $1,831,969 and $1,307,063 at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, a stockholder of the Company, Intrinsic Capital Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

Issue Date

     $22,000

     May 17, 2013

     $15,000

     May 31, 2013

     $10,229

     July 3, 2013

     $38,328

     July 23, 2013

       $1,250

     August 15, 2013

       $1,250

     August 30, 2013

     $10,000

     September 9, 2013

     $14,000

     September 11, 2013

       $1,250

     September 30, 2013

       $1,000

     October 17, 2013

       $2,750

     October 22, 2013

       $1,000

     November 4, 2013

       $8,000

     November 19, 2013

       $6,659

     November 19, 2013

       $5,000

     November 25, 2013

       $1,250

     December 2, 2013

       $1,250

     December 11, 2013

New loans from Intrinsic Capital Corp. included in notes payable to stockholders totaled $140,216 during the year ended December 31, 2013.

6.  NOTES PAYABLE

As of December 31, 2013, a total of $2,102,186 (December 31, 2012: $1,307,218) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on October 1, 2013 through September 30, 2014.   A stockholder, to whom $1,831,969 in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  On March 31, 2014, the Company entered into a Debt Extension Agreement with the note holder to avoid default. (see Note 11. Subsequent Events)

As of December 31, 2013, a total of $270,217 (December 31, 2012: $0) is due to two stockholders under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 17 through September 30, 2014.

7.  INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $18,876,106 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2013 and 2012, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $43,000,000 and $37,000,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2033 for federal tax purposes and 2018 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2013 and 2012.

	2013	2012
Deferred tax assets:
NOL expense (benefit)	$(14,599,039)	$(12,581,377)
Less: valuation allowance	14,599,039	12,581,377
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013		2012
Income tax expense (benefit) at
statutory federal rate	$(2,017,662)	34%	$(5,452,774)	34%
State income taxes
NOL limitation (Note 3)
Increase (decrease) in valuation allowance	2,017,662	-34%	5,452,774	-34%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

8.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 770,523,906 and 663,790,573 issued and outstanding as of December 31, 2013 and 2012, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2013 and 2012.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 and 666,666 issued and outstanding as of December 31, 2013 and 2012, respectively.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of December 31, 2013, the Company has issued 41,250,000 common shares as compensation under the plan to various executives and consultants of the Company.

During the year ended December 31, 2013, the Company issued the following common stock:

On January 30, 2013, the Company issued 5,000,000 common shares with a fair market value of $290,000 to Chad S. Johnson, Esq. due under a January 1, 2013 bonus agreement for services in the capacity of COO.

On July 18, 2013, the Company issued 1,000,000 common shares, with a fair market value of $71,500 or $0.0715 per share, to a scientific advisor for services rendered under a February 11, 2013 management agreement.

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

On March 28, 2013, the Company issued 500,000 common shares with a fair market value of $38,750, or $0.775 per share, to Dr. Richard Ogden, CSO pursuant to a two-year February 26, 2013 management agreement.

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

On April 26, 2013, the Company effectively issued 100,000 common shares at a fair market value of $6,600 or $0.066 per share for services rendered under a February 26, 2013 management agreement with Dr. Richard Ogden, CSO of the Company.

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

On July 25, 2013, the Company issued 15,000,000 common shares for settlement of $15,000 of stockholder debt, for a loss on settlement of $582,000, assigned from the stockholder notes payable originating on December 31, 2012.

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

On October 21, 2013, the Company issued bonuses of 5,000,000 shares S-8 registered common stock with a fair market value of $190,000 or $0.038 per share to each of Dr. Dorothy Bray, Chad S. Johnson, and Mario Lap pursuant to prior management agreements.

On October 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.04 or $4,000.

On November 5, 2013, the Company issued 5,000,000 S-8 registered free-trading shares of common stock each to two consultants for services rendered under two-year consulting agreements.  The fair market value of the shares was $0.034 per share or $170,000.

On November 12, 2013, the Company issued 1,000,000 S-8 registered free-trading shares of common to Dr. Khadija Benlhassan for services rendered under a one-year Management Agreement.  The fair market value of the shares was $0.035 per share or $35,000.

On November 14, 2013, the Company issued 1,500,000 S-8 registered free-trading shares of common stock to Robert Kane, CFO for services rendered under a two-year Management Agreement.  The fair market value of the shares was $0.035 per share or $52,500.  In addition, the Company issued 5,000,000 Rule 144 restricted shares of common stock for director services rendered under a two-year Management Agreement.  The fair market value of the shares was $0.035 per share or $175,000.  Prior to these appointments Robert Kane was V.P. of investor relations for the Company.  A majority of shareholders resolution was executed on November 14, 2013 to effect the appointment of Robert Kane as a director of the Company.

On November 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.0325 or $3,250.

On December 13, 2013, the Company issued 750,000 S-8 registered free-trading shares of common stock to Dr. Roscoe Moore, scientific advisory, services rendered under Management and Bonus Agreement.  The fair market value of the shares was $0.0325 per share or 24,375.

On December 18, 2013, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services rendered under a consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On December 18, 2013, the Company issued 1,500,000 Rule 144 restricted shares of common stock for settlement of $24,000 owing to a consultant.  The Company recognized a loss of $51,000 for settlement of the debt.

On December 19, 2013, the Company effectively issued 1,500,000 Rule 144 restricted shares of common stock with a fair market value of $44,850, or $0.0299 per share, to a consultant for services rendered.

On December 26, 2013, the Company issued 100,000 Rule 144 restricted shares of common stock to Dr. Richard Ogden, CSO for services rendered under a February 26, 2013 Management Agreement.  The fair market value of the shares was $0.034 or $3,400.

On December 27, 2013, the Company issued 150,000 Rule 144 restricted shares of common stock to Dr. Roscoe Moore, scientific advisor as a June 1, 2013 annual bonus for services rendered under a June 1, 2012 Management Agreement.  The fair market value of the shares was $0.0419 or $6,285.

During the three months ended December 31, 2013, the Company entered into debt settlement agreements as follows:

On November 5, 2013, the Company issued 9,000,000 common shares to an accredited investor (“Seller”) for settlement of $9,000 of stockholder debt, for a loss on settlement of $297,000, assigned from the stockholder notes payable originating on January 27, 2012.

On November 6, 2013, the Company issued 9,000,000 common shares to an accredited investor (“Seller”) for settlement of $9,000 of stockholder debt, for a loss on settlement of 283,500, assigned from the stockholder notes payable originating on January 27, 2012.

The aforementioned shares for the settlement of debts were issued without legend under an exemption under Rule 144(b)(1) of the Act.  Over six months has passed since the debts accrued on the books of the Company; the Seller is not now, and during the three month period preceding the transaction has not been considered an “affiliate” of the Company.  Furthermore, pursuant to Rule 144(d)(1)(i) the Company is, and has been for a period of at least 90 days immediately before the proposed sale, subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, and the proposed resale of the Shares in addition to the Company not being considered a shell company under Rule 144(i)(1). All relating shares were issued to settle the debts.

On November 25, 2013, the Company entered into a debt settlement agreement to settle $24,000 of accrued debt owing to a consultant in exchange for 1,500,000 Rule 144 restricted shares of common stock, for a loss on settlement of $51,000.  The shares were issued subsequent to the year ended December 31, 2013 on February 12, 2014.

Stock Options:

The following options were issued to the Company’s V.P of investor relations, CFO and Director for services rendered under a September 16, 2011 agreement:

(i)

the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)

the option to purchase 100,000 common shares at twenty cents ($0.20) per share;

(iii)

the option to purchase 500,000 common shares at thirty five cents ($0.35) per share; and

(iv)

the option to purchase 1,000,000 common shares at fifty cents ($0.50) per share.

A summary of the status of the Company’s option grants as of December 31, 2013 and the changes during the period then ended is presented below:

	Shares	Weighted-AverageExercise Price
Outstanding December 31, 2012	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding December 31, 2013	1,700,000	$0.41

Options exercisable at December 31, 2013	1,700,000	$0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended December 31, 2013 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

9.  EQUIPMENT

                                                                                        Accumulated                Net Book Value

                                                             Cost                   Depreciation                 December 31, 2013       December 31, 2012

Equipment                                      $    3,000                       $    3,000                                    $           -                    $           367

Laboratory equipment                               -                                     -                                                 -                               8,895

Software                                               5,000                             3,484                                         1,516                              4,017

Computers                                            5,716                             5,716                                                 -                             3,133

                                                         $  13,716                       $  12,200                                      $  1,516                    $     16,412

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

10. INTANGIBLE ASSETS

December 31, 2013	December 31, 2012

Intellectual assets, primarily intellectual property                 $  445,299                            $ 320,299

Less accumulated amortization                                            (238,590)                             (133,761)

  $   206,709                           $  186,538

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

The Company will recognize approximately $60,000 in intangible amortization expense per year over the next four years with intangibles being fully amortized by fiscal 2018.

11.  SUBSEQUENT EVENTS

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company has agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

Subsequent to the year ended December 31, 2013, the Company issued the following stock for the settlement of debt and for services:

On January 3, 2014, the Company issued 10,000,000 common shares for settlement of $10,000 of stockholder debt, for a loss on settlement of $590,000, assigned from the stockholder notes payable originating on May 17, 2013.

On January 6, 2014, the Company issued 10,000,000 common shares for settlement of $10,000 of stockholder debt, for a loss on settlement of $681,000, assigned from the stockholder notes payable originating on January 30, 2012.

On January 7, 2014, the Company issued 9,500,000 common shares for settlement of $9,500 of stockholder debt, for a loss on settlement of $845,500, assigned from the stockholder notes payable originating on May 17, 2013.

On January 15, 2014, the Company issued bonuses of 2,000,000 S-8 registered free-trading shares and 5,500,000 rule 144 restricted shares of common stock with fair market values of $192,400 and $529,100, respectively, or $0.0962 per share to each of Dorothy Bray, CEO, Mario Lap, Director of European operations and subsidiaries, and Chad S. Johnson, Esq., Director and General Counsel and pursuant to 2013 management agreements.

On January 15, 2014, the Company issued a bonus of 2,500,000 rule 144 restricted shares of common stock with a fair market value of $240,500 or $0.0962 per share to Robert Kane, CFO and director pursuant to a 2013 management agreement.

On January 24, 2014, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services rendered under a December 18, 2013 consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On February 13, 2014, the Company entered into a partnership agreement with Michigan Green Technologies, LLC.  Under the agreement, the Company participates in 20% of all net profit of the operating entity.  In addition, the Company is working with its partner to active lobbying for the legalization of hemp and cannabis in Michigan which will lead to additional business opportunities for the Company through its partnership.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  As of April 9, 2014, the Company received all of the $1,000,000 into its corporate bank account for the Offered Units.  The net offering proceeds were $995,000 after issuance costs.  The Company is currently in the process of issuing shares and delivering warrants to investors who participated in the offering.

Common shares reconciliation table:

Issued and outstanding as of December 31, 2013…                                        770,523,906

Pending and subsequent event issuances…                                                      63,500,000

Unissued and outstanding as of April 21, 2014…                                            834,023,906

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

Based upon an evaluation conducted for the year ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

The Company has increased services and related staffing through its business and financial consulting contractor to remedy existing internal control deficiencies.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013.  Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2013, the Company accrued a total of $2,340,287 in executive and prepaid stock compensation that includes $254,500 paid for management fees and salaries.1

The table below shows the compensation split:

	Cash compensation $	Stock issuances $	Total Compensation $
Dr. Dorothy Bray	60,000	261,360	321,360
Dr. Robert Melamede	60,000	326,250	386,250
Chad S. Johnson	60,000	533,677	593,677
Mario Lap	22,500	375,000	397,500
Robert Kane	30,000	227,500	257,500
Raymond Dabney	-	276,250	276,250
Dr. Richard Ogden	22,000	85,750	107,750
	254,500	2,085,787	2,340,287

     1 Including amounts paid through officer and director controlled management companies.

Employment Agreements

Currently, the Company has management agreements with Dr. Dorothy Bray, CEO, Dr. Robert Melamede, President, Chad S. Johnson, COO and General Counsel, Robert Kane, CFO, Dr. Richard Ogden, CSO, Mario Lap, Director and director and office of European subsidiaries, and Raymond Dabney, Managing Consultant.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At December 31, 2013, a total of $191,344 (December 31, 2012: $196,703) was due to Bogat Family Trust (“Bogat”), Raymond Dabney the Company’s Managing Consultant as trustee, and a $0 (December 31, 2012: $2,000) officer advance was due to the Company’s President, Robert Melamede.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.

Dr. Melamede also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012 and January 1, 2013.  For the year ended December 31, 2013, $326,250 was expensed for services rendered under the Agreements.

Bogat and Raymond Dabney, trustee, perform management services to the Company under a Management Consulting Agreements signed on January 1, 2013 and February 9, 2012, respectively.  For the year ended December 31, 2013, $326,250 was expensed for services rendered under the Agreements.

See Notes 5 and 7 of the Financial Statements for related party transaction details.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2013 was $25,000 and in 2012 was $25,000.

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

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit No.	Document Description	Filed Herewith
(10)(1)	Debt Settlement Agreements	X
(10)(2)	Management Agreements	X
(31)(1)	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
(31)(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
(32)(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc.
Date: April 23, 2014	By: /s/ Dr. Dorothy Bray
Dr. Dorothy Bray
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Dr. Dorothy Bray	Chief Executive Officer and Director	April 23, 2014
Dr. Dorothy Bray

/ s/ Robert Kane	Chief Financial Officer and Director	April 23, 2014
Robert Kane

