Form 10-Q
period 2014-03-31
CANNABIS SCIENCE, INC.
filed 2014-06-04
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

(Address of principal executive offices)

80918

(Zip Code)

1-888-889-0888

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

Number of common shares outstanding at June 2, 2014: 844,323,906

Number of Class A common shares outstanding at June 2, 2014: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2014

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

3

CANNABIS SCIENCE, INC. Consolidated Balance Sheets March 31, 2014 and December 31, 2013
	March 31,	December 31,
	2014 (unaudited) $	2013 $
ASSETS
Current Assets
Cash	866,428	943
Accounts receivable, related party	697	697
Prepaid expenses and deposits	3,564	-
Advances receivable, related party	76,315	76,315
Marketable securities (Note 3)	539,250	225,000
Total current assets	1,486,254	302,955

Computer and equipment, net of accumulated
depreciation of $12,825 and $12,200 (Note 8)	891	1,516
Goodwill (Note 1)	66,274	66,274
Intangibles, net of accumulated amortization (Note 9)	185,566	206,709
TOTAL ASSETS	1,738,985	577,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	135,582	165,839
Accrued expenses, primarily management fees (Note 5)	1,483,413	1,336,904
Advances from related parties (Note 5)	191,344	191,344
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	2,086,186	2,102,186
Total current liabilities and total liabilities	4,196,525	4,096,273

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
1,000,000 shares issued and outstanding at March 31, 2013 and 666,666 at December 31, 2013	1,000	1,000
Common stock, $.001 par value, 850,000,000 shares
836,783,906 issued and outstanding as of March 31, 2013 and
770,523,906 at December 31, 2013	836,784	770,524
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of March 31, 2013 and December 31, 2013	-	-
Prepaid consulting	(3,394,414)	(3,553,296)
Additional paid-in capital	98,434,879	91,771,495
Accumulated deficit	(98,335,789)	(92,508,542)
Total stockholders' deficit	(2,555,434)	(3,518,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,738,985	577,454

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the three months ended March 31,
	2014	2013
	$	$
Revenue	1,031	1,604

Operating Expenses
Investor relations	-	214
Professional fees	15,215	24,980
Technology license royalties	-	-
Impairment of oil and gas well lease	-	-
Impairment loss on goodwill	-	-
Net loss on disposal of assets	-	8,896
Inventory write-down	-	-
Depreciation and Amortization	21,768	42,958
General and administrative	3,058,091	760,623
Total operating expenses	3,095,074	837,671
Net Operating Profit (Loss)	(3,094,043)	(836,067)

Other income (expense)	-	-
Interest income, net	-	-
Interest expense, net	(60)	(277)
Debt extension expense	(833,000)	-
Warrant expense	(97,894)	-
Gain on sale of assets	-	262,250
Loss on settlement of liabilities	(2,116,500)	(1,092,150)
Gain on derecognized liabilities	-	37,458
Unrealized gain (loss) on marketable common stock	314,250	(149,750)
Beneficial conversion feature	-	-
Net Income (Loss) Before Income Taxes	(5,827,247)	(1,778,536)
Net Loss	(5,827,247)	(1,778,536)

Net loss per common share
- Basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	833,862,795	676,573,906

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM January 1, 2012 to March 31, 2014

						Additional
	Common		Preferred		Paid-in		Prepaid	Accumulated
	Shares	Par $	Shares		Par $	Capital $	Consulting	Deficit $	Totals $
Balance at December 31, 2011	305,420,574	305,421	999,999	1,000		68,379,003	(379,156)	(70,536,669)	(2,230,401)
Common stock issued for services	171,669,999	171,670	-	-		5,965,555	(4,989,800)	-	1,147,425
Common stock issued for debt settlements	155,700,000	155,700	-	-		10,688,100	-	-	10,843,800
Common stock issued for assets and acquisitions	22,750,000	22,750	-	-		750,680	-	-	773,430
Common stock issued in connection with joint ventures	7,000,000	7,000	-	-		331,800	-	-	338,800
Common stock pending issuance for services	7,000,000	7,000	-	-		434,000	-	-	441,000
Common stock pending cancellation for services	(750,000)	(750)	-	-		750	-	-	-
Common stock pending cancellation for acquisition	(5,000,000)	(5,000)	-	-		5,000	-	-	-
Amortization of shares issued for services	-	-	-	-		-	2,504,886	-	2,504,886
Forfeiture of Series A Preferred stock	-	-	(333,333)	(333)		-	-	-	(333)
Stockholder gift to settle liability	-	-	-	-		50,000	-	-	50,000
Net Loss	-	-	-	-		-	-	(16,037,572)	(16,037,572)
Balance at December 31, 2012	663,790,573	663,791	666,666	667		86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	57,900,000	57,900	-	-		2,314,621	(1,362,891)	-	1,009,630
Common stock issued for debt	48,000,000	48,000		-	-	2,328,150	-	-	2,376,150
Common stock issued for private placement	833,333	833		-	-	24,167	-	-	25,000
Preferred stock issued for services	-	-		333,334	333	499,669	(500,002)	-	-
Amortization of shares issued for services	-	-		-	-	-	1,173,667	-	1,173,667
Net loss for the period	-	-		-	-	-	-	(5,934,301)	(5,934,301)
Balance at December 31, 2013	770,523,906	770,524		1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	(3,518,819)
Common stock issued for services	28,000,000	28,000		-	-	2,684,750	(283,750)	-	2,871,632
Common stock issued for debt	29,500,000	29,500		-	-	2,116,500	-	-	2,146,000
Common stock issued for debt extension	5,000,000	5,000		-	-	828,000	-	-	833,000
Common stock issued for private placement	3,760,000	3,760		-	-	936,240	-	-	940,000
Warrant expense	-	-		-	-	97,894			97,894
Amortization of shares issued for services	-	-		-	-	-	442,632	-	2,871,632
Net loss for the period	-	-		-	-	-	-	(5,827,247)	(5,827,247)
Balance at March 31, 2014	836,783,906	836,784		1,000,000	1,000	98,434,879	(3,394,414)	(98,335,789)	(2,457,540)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	March 31, 2014	March 31, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,729,353)	(1,778,536)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	625	1,558
Amortization	21,143	41,400
Stock issued for services	2,871,632	677,217
Stock issued for the extension of debt	833,000	-
Gain on joint ventures	-	(262,250)
Gain on marketable securities	(314,250)	-
Loss on marketable securities	-	149,750
Loss on settlement of debt	2,116,500	1,092,150
Loss on disposal of assets	-	8,896
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts receivable, related parties	-	25,000
Prepaid expenses and deposits	(3,564)	(3,093)
Accounts payable	(16,757)	(228)
Accrued expenses, including management fees	146,509	(87,871)
NET CASH (USED) IN OPERATING ACTIVITIES	(74,515)	(136,007)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable, related parties	-	10,663
Advances receivable, related parties		(14,155)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on advances from related parties	-	(1,000)
Proceeds from notes payable-stockholders	-	98,000
Proceeds on advances from related parties	-	27,400
Proceeds from sale of common stock	940,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	940,000	124,400
NET INCREASE (DECREASE) IN CASH	865,485	(15,099)
CASH, BEGINNING OF PERIOD	943	23,560
CASH, END OF PERIOD	866,428	8,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	2,871,632	677,217
Common stock issued for settlement of debt	2,146,000	1,092,150
Common stock issued for extension of debt	833,000	-
Debt converted into common stock	29,500	13,500
Marketable securities acquired through sale of JVs	-	262,250
Accounts payable and expenses paid through note payable, stockholder	13,500	20,000
Accounts payable paid by related parties	-	10,000
Intangibles, CCI allocated to goodwill	-	22,000
Intangibles, CCI allocated to intangibles	-	125,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th, 2013, respectively, to pursue business opportunities in Europe and worldwide.  There are currently no active operations in the subsidiaries.

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

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K, filed with the Securities Exchange Commission on April 23, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2013 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2013.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at March 31, 2014.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2013 and January 1, 2014 through March 31, 2014 were consolidated with the consolidated financial statements of the Company for the three months ended March 31, 2014.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at March 31, 2014.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  No business or operating activities have commenced in the subsidiaries as of March 31, 2014.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three months ended March 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five years.

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

The Company did not record an impairment loss on goodwill for the quarter ended March 31, 2014 and did not record an impairment loss on goodwill for 2013 that was included in operating expenses and resulting net operating loss.

J. Research and Development Expenses

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

O.  Development Stage Enterprise

The Company is no longer in the development stage.  The Company has filed patents and is actively working on formulations for cannabinoid-based drug development, filing INDs, and commencing drug trials for FDA approved medicine.  The Company’s businesses of GGECO and CCI acquired during 2012 are continuing and the Company’s other activities under license agreements with Apothecary has completed over a year of active business and development with expanding operations along with associated business. The Company continues to work to prosecute patents and develop its two key drugs, namely CS-TATI-1 targeting both newly diagnosed and treatment-experienced patients with drug-resistant HIV strains, as well as those intolerant of currently available therapies and CS-S/BCC-1 targeting basal and squamous cell carcinomas, along with its cannabinol (CBN) patent. In addition, the Company is working to progress licensing activity with Apothecary along with MOU activity with Prescription Vending Machines, Inc., a wholly-owned subsidiary of Medbox, Inc.

P. Recent Accounting Pronouncements

During the three months ended March 31, 2014 and through June 2, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Q. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statementshave been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $98,335,789 and had a stockholders’ deficit of $2,457,540 at March 31, 2014.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2014, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statementsdo not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $940,000 in the three months ended March 31, 2014.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no  commitments  or arrangements  for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

3.  MARKETABLE SECURITIES

See Note 5 for transaction details on 7,500,000 common shares in the Endocan Corporation (OTC: ENDO) with a fair market value of $539,250 held by the Company at March 31, 2014.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at March 31, 2014.

Investment in marketable securities: Trading securities valued at the closing price of ENDO shares held by the Company at period end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2014.

December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$225,000	$-	$-	$225,000
Intangibles from acquisitions, GGECO and CCI
net of accumulated amortization	-	-	237,480	237,480
Total assets as of December 31, 2013	$225,000	$-	$237,480	$462,480

March 31, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$204,000	$-	$-	$204,000
Intangibles from GGECO and CCI acquisitions,
net of accumulated amortization	-	-	237,480	237,480
Total assets as of March 31, 2014	$204,000	$-	$237,480	$441,480

5.  RELATED PARTY TRANSACTIONS

At March 31, 2014, a total of $191,344 (December 31, 2013: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and $0 to Raymond Dabney (December 31, 2013: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

At March 31, 2014, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTC: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of X-Change, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at March 31, 2014 was determined to be $0.0719 per share or $539,250 with the Company recording an unrealized gain of $314,250 for the three months ended March 31, 2014.  Dr. Dorothy Bray, CEO and director is also President and director of Endocan, Robert Kane, CFO and director is also the CFO and a director of Endocan.  Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.

For the three months ended March 31, 2014, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Dr. Dorothy Bray*	CEO	$ 750,549
Robert Kane	CFO	268,548
Chad S. Johnson, Esq.	COO and General Counsel	721,500
Mario Lap*	Director	744,308
		$2,484,905

*Including stock compensation in companies beneficially owned by the related parties.

See Note 7 for details of stock issuances to director and officers for services rendered.

During the three months ended March 31, 2014, a stockholder of the Company, Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

               Note Amount                                    Issue Date

                       $13,500                                    February 7, 2014 (non-cash)

New loans from Intrinsic Venture Corp. included in notes payable to stockholders were $13,500 during the three months ended March 31, 2014.  Notes payable to Intrinsic Venture Corp. totaled $1,815,267 at March 31, 2014 and $1,831,969 at December 31, 2013.

6.  NOTES PAYABLE

As of March 31, 2014, a total of $2,086,186 (December 31, 2013: $2,102,186) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on April 1, 2014 through March 8, 2015.   A stockholder, to whom $1,815,267 (December 31, 2013: $1,811,767) in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $100,717 (December 31, 2013: $120,217) is due to a stockholder under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 17 through September 30, 2014.

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 836,783,906 shares issued and outstanding as of March 31, 2014.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 shares issued and outstanding as of March 31, 2014.

The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of March 31, 2014.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of March 31, 2014, the Company has issued 48,250,000 common shares compensation under the plan.

During the three months ended March 31, 2014, the Company issued the following common stock:

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

On January 15, 2014, the Company issued 2,000,000 S-8 registered free trading shares of common stock with a fair market value of $192,400 or $0.0962 per share to each of Dr. Dorothy Bray, CEO, Chad S. Johnson, COO and General Counsel, and Mario Lap, Director for bonuses under prior management agreements.

On January 15, 2014, the Company issued 5,500,000 Rule 144 restricted shares of common stock with a fair market value of $529,100 or $0.0962 per share to each of Dr. Dorothy Bray, CEO, Chad S. Johnson, COO and General Counsel, and Mario Lap, Director for bonuses under prior management agreements.

On January 15, 2014, the Company issued 2,500,000 Rule 144 restricted shares of common stock with a fair market value of $240,500 or $0.0962 per share to Robert Kane, CFO as a bonus under prior management agreement.

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

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  The Company received $940,000 under the offering for three months ended March 31, 2014.  3,760,000 units subscribed were recorded as issued and outstanding as of March 31, 2014 with the remaining 240,000 units issued on June 2, 2014 for $60,000 in offering proceeds received in the subsequent period ended June 2, 2014. The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the three months ended March 31, 2014 using the Black-Scholes option valuation model.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

Stock Options:

The following options were issued to Robert Kane, CFO and Director for services rendered under a September 16, 2011 agreement:

(i)               the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)              the option to purchase 100,000 common shares at ten cents ($0.20) per share;

(iii)             the option to purchase 500,000 common shares at ten cents ($0.35) per share; and

(iv)            the option to purchase 1,000,000 common shares at ten cents ($0.50) per share.

A summary of the status of the Company’s option grants as of March 31, 2014 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2013	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding March 31, 2014	1,700,000	$0.41

Options exercisable at March 31, 2014	1,700,000	$0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during three months ended March 31, 2014 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

                                                                  Accumulated          Net Book Value    Net Book Value

                                               Cost             Depreciation          March 31, 2014     December 31, 2013

Equipment                      $    3,000              $    3,000                   $           -                      $              -

Software                               5,000                    4,109                           891                             1,516

Computers                            5,716                    5,716                                -                                    -

                                         $  13,716              $  12,825                   $     891                      $     1,516

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

 9. INTANGIBLE ASSETS

                                                                                                     March 31, 2014      December 31, 2013

Intellectual assets, primarily intellectual property                    $  445,299                  $ 445,299

Less accumulated amortization                                                      (259,733)                   (238,590)

                                                                                                         $   185,566                 $  206,709

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  SUBSEQUENT EVENTS

On April 28, 2014, the Company filed a Form S-8 (file no. 333-195510) registering 6,500,000 common shares under a 2014 Stock Compensation Plan.

Subsequent to the three months ended March 31, 2014, the Company issued the following stock:

On April 26, 2014, the Company issued 1,300,000 S-8 registered free-trading shares of common stock with a fair market value of $132,600 or $0.102 per share to a consultant for services rendered under a 6-month consulting agreement.

On April 30, 2014, the Company issued 1,500,000 S-8 registered free-trading shares of common stock with a fair market value of $126,600 or $0.0844 per share to each of Dorothy Bray, Chad S. Johnson, Robert Kane, and Mario Lap directors and officers of the Company for bonuses under prior management agreements.

On May 20, 2014, the Company entered into a one-year Scientific Advisor Consulting Agreement with Robert Melamede, Ph.D.  Under the Agreement, Dr. Melamede will be compensated 250,000 Rule 144 restricted common shares with a fair market value of $17,500.  In addition, he will be paid $25,000 owed for accrued management fees within 30 days and issued 6,967,085 Rule 144 restricted common shares for settlement of $387,696 in accrued management fees and $100,000 in bonuses.

On May 20, 2014, Robert Melamede, Ph.D. resigned as Director, Chairman of the Board of Directors, President, and director and officer positions in the Company’s subsidiaries.  Dr. Dorothy Bray assumed the role of interim President and was formally appointed as President and Chairperson of the Board of Directors on May 31, 2014.  Dr. Melamede will continue as a key scientific advisor to the Company and retain the title “Cannabis Science President Emeritus”.

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchased 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogot owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares.   As of June 2, 2014 filing date, Bogat has approximately 57% cumulative voting control of the Company.

On June 2, 2014, the Company issued the remaining 240,000 common shares for units subscribed under its March 8, 2014 offering were issued to investors.  See Note 7.

Common shares reconciliation table:

Issued and outstanding as of March 31, 2014…                                         836,783,906

Pending and subsequent event issuances…                                                  7,540,000

Unissued and outstanding as of June 2, 2014…                                         844,323,906

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

Cannabis Science, Inc. is at the forefront of medical cannabis research and development.  The Company works with world authorities on phytocannabinoid science targeting critical illnesses, and adheres to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products.  In sum, we are dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance.

Cannabis Science, Inc., takes advantage of its unique understanding of metabolic processes to provide novel treatment approaches to a number of illnesses for which current treatments and understanding remain unsatisfactory.  The Company works with leading experts in drug development, medicinal characterization, and clinical research to develop, produce, and commercialize novel therapeutic approaches for the treatment for illnesses caused by infections as well as for age-related illness. Our initial focus is on skin cancers and neurological conditions.

Cannabis Science, Inc. takes advantage of its unique understanding of metabolic processes to provide innovative treatment options for unmet medical needs.

Cannabis use has an extensive history dating back thousands of years, and currently there are thousands of peer-reviewed scientific publications that document the underlying biochemical pathways that cannabinoids modulate.

At Cannabis Science, we use an inquiring approach to discover and develop novel cannabinoid-based therapies to improve patients’ lives. From the initiation, our founders have been committed to fostering and maintaining a bold, pioneering spirit fostering the true nature of innovation from which cutting edge ideas flourish and translate into evidence-based solutions.

We are dedicated to working closely with local, national and international regulatory agencies to provide access to high quality, first class cannabinoid pharmaceuticals to those critically in need of new treatments for life threatening and debilitating conditions. Cannabis Science’s clinical trial material comes from the cultivation and production facilities that are GMP compliant, surpassing high quality standard industrial and food processing requirements.

The Company works with leading experts in drug development, medicinal characterization, and clinical research to develop, produce, and commercialize novel therapeutic approaches for the treatment of multiple critical ailments from cancer and infections to age-related illnesses.

Our products, broadly described, are medical cannabinoid formulations developed from one or more of the cannabinoid compounds found in the cannabis plant. Our immediate focus is to treat one of the most important diseases in the world, cancer.

CS-S/BCC1 is in preparation to enter phase I clinical trials within one to two year. This product is formulated for topical administration to be tested in phase I study, with an indication for skin cancer.

CS-TATI1 is in preclinical development with the indication for infectious disease.  Consistent with data published in March by researchers at the Mount Sinai School of Medicine found that cannabinoids inhibit TAT induced migration to TAT via cannabinoid 2 receptors (CB2) which has potential applications in HIV and other infectious diseases.

In November 2013, Cannabis Science submitted patent application N2010968 in Europe entitled "Composition for the Treatment of Neurobehavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neurobehavioral disorders, such as attention deficit hyperactivity disorder (ADHD) and anxiety. The first formulation in the series of neurobehavioral disorder-targeted products is the pre-clinical development and use of the invention in food products through a licensing agreement with partner company, ENDOCAN Corporation, Inc.   And Cannabis Science will move forward at the same time with pharmaceutical grade development.

Cannabis plants have extensive history of medical and agricultural use dating back thousands of years.

To date hundreds of natural constituents covering several chemical classes have been isolated and identified from the Cannabis plant.

Some key phytocannabinoids are:

•         tetrahydrocannabinol (THC)

•         cannabidiol (CBD)

•         cannabigerol (CBG)

•         cannabichromene (CBC)

•         cannabinol (CBN)

These cannabinoids belong to the chemical class of terpenophenolics, of which 85 have been uniquely identified in cannabis, including the most psychoactive cannabinoid, THC.

Some applications of cannabinoids have been well established in peer-reviewed literature such as for alleviating nausea and stimulating the appetite for people with AIDS and cancer. Other well-known uses include easing chronic pain and reducing muscle spasms associated with multiple sclerosis and spinal cord injuries.

The pharmacology of THC has been widely studied, while many other identified cannabinoids are still poorly characterized pharmacologically and biologically, with new activities for cannabinoids consistently being discovered.

Cannabis Science is developing novel cannabis based approaches to treat the world’s most deadly illnesses. We learn from patients about the healing properties of cannabis medicines. Our immediate focus is the development of cutting edge cancer treatments.

The Company’s future endeavors include infectious illnesses, neurobehavioral disorders including attention deficit disorder, post-traumatic stress disorder; and an application of the anti-inflammatory activities of cannabis in the management of age-related illnesses.

The endocannabinoid system possessed by all vertebrates regulates all body systems and maintains homeostasis. As such, the mechanisms of phytocannabinoids’ biological impact are multidimensional.

While concentrating on our core activities of discovering and developing treatments that will make a meaningful difference in patients’ lives,  we remain mindful that we have other responsibilities to the clinicians who utilize our drugs, health authorities around the world, our shareholders, our employees, and the communities in which we live and work. We continually strive to improve our corporate responsibility standards and activities, implementing comprehensive ethical standards and undertaking patient and community progressive initiatives.

These principles reflect the mission of Cannabis Science to provide innovative therapeutics for unmet medical needs.

As the industry leader, Cannabis Science consults and leads other emerging businesses that Cannabis Science believes has a preferred business model, one which will mature into a key business model in the future.   Our consulting is on the entire "seed to sale" process with a focus on bio-pharmaceutical development.

Cannabis Science is one of the longest standing companies in the cannabis business.

We feel that the correct way is to look at the industry from a bio-pharmaceutical standpoint, in a manner that allows cannabinoid-based products to modulate the endocannabinoid system to treat multiple conditions.

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

On May 7, 2009, the Company common shares commenced trading under the new stock symbol OTC: CBIS.

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th, 2013, respectively, to pursue business opportunities in Europe and worldwide.  There are currently no active operations in the subsidiaries.

Liquidity

The Company has a working capital deficit of $2,457,540 as of March 31, 2014 compared to a working capital deficit of $3,578,819 for the year ended December 31, 2013.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2013 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on continuing loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $2,086,186 due to stockholders over the next 12 months beginning on beginning on October 1, 2013 through September 30, 2014.

Contractual Obligations

The Company has no contractual obligations.

Capital Resources

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  The Company received $940,000 under the offering for three months ended March 31, 2014, with the remaining $60,000 received in the subsequent period to June 2, 2014.  On June 2, 2104, the Company issued the shares and delivered warrants to investors who participated in the offering.

The Company has additional capital resource requirements for personnel, supplies, laboratory and scientific equipment of approximately $500,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

The Company is currently in good short-term financial standing.  We anticipate that we may only generate limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

Results of Operations

For the three months ended March 31, 2014:

The Company had revenues of $1,031 for the three months ended March 31, 2014 compared to $1,604 for the three months ended March 31, 2013.  The Company is working on updating course materials and access through new media for new students/clients in GGECO and CCI that management anticipates will increase associated revenues during fiscal 2014.

Net loss on settlement of debt increased by $1,024,350 to $2,116,500 for the three months ended March 31, 2014 compared to $1,092,150 for the three months ended March 31, 2013.  This increase is due to the Company settling more debt through the issuance of common shares.

General and administrative expenses increased by $2,297,468 to $3,058,091 for the three months ended March 31, 2014 compared to $760,623 for the three months ended March 31, 2013.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for private placements, services and for debt:

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

On January 15, 2014, the Company issued 2,000,000 S-8 registered free trading shares of common stock with a fair market value of $192,400 or $0.0962 per share to each of Dr. Dorothy Bray, CEO, Chad S. Johnson, COO and General Counsel, and Mario Lap, Director for bonuses under prior management agreements.

On January 15, 2014, the Company issued 5,500,000 Rule 144 restricted shares of common stock with a fair market value of $529,100 or $0.0962 per share to each of Dr. Dorothy Bray, CEO, Chad S. Johnson, COO and General Counsel, and Mario Lap, Director for bonuses under prior management agreements.

On January 15, 2014, the Company issued 2,500,000 Rule 144 restricted shares of common stock with a fair market value of $240,500 or $0.0962 per share to Robert Kane, CFO as a bonus under prior management agreement.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  The Company received $940,000 under the offering for three months ended March 31, 2014, with the remaining $60,000 received in the subsequent period to June 2, 2014. 3,760,000 units subscribed were recorded as issued and outstanding as of March 31, 2014 with the remaining 240,000 units issued on June 2, 2014.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On May 20, 2014, the Company entered into a one-year Scientific Advisor Consulting Agreement with Robert Melamede, Ph.D.  Under the Agreement, Dr. Melamede will be compensated 250,000 Rule 144 restricted common shares with a fair market value of $17,500.  In addition, he will be paid $25,000 owed for accrued management fees within 30 days and issued 6,967,085 Rule 144 restricted common shares for settlement of $387,696 in accrued management fees and $100,000 in bonuses.

On May 20, 2014, Robert Melamede, Ph.D. resigned as Director, Chairman of the Board of Directors, President, and director and officer positions in the Company’s subsidiaries.  Dr. Dorothy Bray was appointed as President and Chairperson of the Board of Directors.  Dr. Melamede will continue as a key scientific advisor to the Company and retain the title “Cannabis Science President Emeritus”.

See Notes 5, 7, and 10 in regards to stock compensation for officers and directors.

Control Stockholder Transaction:

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchases 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares.   As of June 2, 2014 filing date, Bogat has approximately 57% cumulative voting control of the Company.

ITEM 6.  EXHIBITS

Exhibit            Document

No.                  Description

10.1                 Debt Settlement Agreements

31.1                 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: June 4, 2014	/s/ Dr. Dorothy Bray
Dr. Dorothy Bray
Chief Executive Officer

Date: June 4, 2014	/s/ Robert Kane
Robert Kane
Chief Financial Officer

