Form 10-Q
period 2014-06-30
CANNABIS SCIENCE, INC.
filed 2014-08-18
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6946 N Academy Blvd, Suite B #254 Colorado Springs, CO	80918
(Address of principal executive offices)	(Zip Code)

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

Number of common shares outstanding at August 14, 2014: 846,423,906

Number of Class A common shares outstanding at August 14, 2014: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2014

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

3

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS June 30, 2014 and December 31, 2013
	June 30,
	2014	December 31,
	(unaudited) $	2013 $
ASSETS
Current Assets
Cash	791,425	943
Accounts receivable	697	697
Prepaid expenses and deposits	10,068	-
Advances receivable, related party	24,022	-
Loans receivable, related party	76,315	76,315
Marketable securities (Note 3)	210,000	225,000
Total current assets	1,112,527	302,955

Computer and Equipment, net of accumulated
depreciation of $13,450 and $10,792 (Note 8)	266	1,516
Goodwill (Note 1)	66,274	66,274
Intangibles, net of accumulated amortization (Note 9)	169,708	206,709
TOTAL ASSETS	1,348,775	577,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	128,584	165,839
Accrued expenses, primarily management fees (Note 5)	1,565,640	1,336,904
Advances from related parties (Note 5)	191,791	191,344
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	2,086,186	2,102,186
Total current liabilities and total liabilities	4,272,201	4,096,273

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,000	1,000
Common stock, $.001 par value, 850,000,000 shares authorized,
846,423,906 issued and outstanding as of June 30, 2014 and
770,523,906 at December 31, 2013	846,424	770,524
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Prepaid consulting	(3,216,806)	(3,553,296)
Additional paid-in capital	99,345,249	91,771,495
Accumulated deficit	(99,899,293)	(92,508,542)
Total stockholders' deficit	(2,923,426)	(3,518,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,348,775	577,454

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED June 30, 2014 AND 2013 (UNAUDITED)
			For the six months ended June 30,
	For the three months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	-	1,031	1,604

Operating Expenses
Investor relations	-	3,387	-	3,601
Professional fees	27,870	46,606	42,345	71,586
Net loss on disposal of assets	-	-	-	8,896
Net loss (gain) on settlement of liabilities	-	-	2,116,500	1,092,150
Depreciation and Amortization	16,483	21,143	38,251	64,101
General and administrative	1,190,336	533,839	4,248,727	1,294,462
Total operating expenses	1,234,689	604,975	6,445,823	2,534,796
Net Operating Profit (Loss)	(1,234,689)	(604,975)	(6,444,792)	(2,533,192)

Other income (expense)
Interest income, net	-	-	-	-
Interest expense, net	(5)	(480)	(65)	(757)
Debt refinancing costs	-	-	(833,000)	-
Gain on sale of JV assets	-	-	-	262,250
Gain on derecognized liabilities	-	-	-	37,458
Warrant expense	-	-	(97,894)	-
Unrealized gain (loss) on marketable securities	(329,250)	(322,500)	(15,000)	(472,250)
Total other income (expenses)	(329,255)	(322,980)	(945,959)	(173,299)
Net Loss	(1,563,943)	(927,955)	(7,390,751)	(2,706,491)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	837,554,785	687,261,950	773,430,315	681,863,467

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31 2012 to June 30, 2014

			Series Additional
	Common		Preferred	Paid-in	Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Totals $
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	(2,168,965)
Common stock issued for services	57,900,000	57,900	-	-	2,314,621	(1,362,891)	-	1,009,630
Common stock issued for debt	48,000,000	48,000	-	-	2,328,150	-	-	2,376,150
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	25,000
Preferred stock issued for services	-	-	333,334	333	499,669	(500,002)	-	-
Amortization of shares issued for services	-	-	-	-	-	1,173,667	-	1,173,667
Net loss for the period	-	-	-	-	-	-	(5,934,301)	(5,934,301)
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	(3,518,819)
Common stock issued for services	37,400,000	37,400	-	-	3,535,360	(558,940)	-	3,013,820
Common stock issued for debt	29,500,000	29,500	-	-	2,116,500	-	-	2,146,000
Common stock issued for debt extension	5,000,000	5,000	-	-	828,000			833,000
Common stock issued for private placement	4,000,000	4,000	-	-	996,000	-	-	1,000,000
Amortization of shares issued for services	-	-	-	-	-	895,430	-	895,430
Warrant expense	-	-	-	-	97,894
Net loss for the period							(7,390,751)	(7,390,751)
Balance at June 30, 2014	846,423,906	846,424	1,000,000	1,000	99,345,249	(3,216,806)	(99,899,293)	(2,923,426)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	June 30, 2014	June 30, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(7,390,751)	(2,706,491)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,250	3,117
Amortization	37,001	62,543
Debt issued for payment of expenses	-	-
Stock issued for services	3,909,250	1,035,908
Stock issued for debt extension	833,000	-
Gain on joint ventures	-	(262,250)
Loss on marketable securities	15,000	472,250
Loss on settlement of debt	2,116,500	1,092,150
Loss on joint ventures	-	8,896
Warrant expense	97,894	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts receivable, related parties	-	25,000
Prepaid expenses and deposits	(10,068)	110
Accounts payable	(23,755)	58,899
Accrued expenses, including management fees	228,736	(53,856)
NET CASH USED IN OPERATING ACTIVITIES	(185,943)	(263,724)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable, related parties	-	10,663
Advances receivable, related parties	(24,022)	(14,155)
Purchase of property, plant & equipment	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(24,022)	(3,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	447	-
Proceeds from notes payable-stockholders	-	148,000
Proceeds on advances from related parties	-	(1,444)
Advances from related parties	-	72,452
Proceeds from sale of common stock	1,000,000	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,000,447	244,008
NET INCREASE (DECREASE) IN CASH	790,482	(23,208)
CASH, BEGINNING OF PERIOD	943	23,560
CASH, END OF PERIOD	791,425	352

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	3,572,760	1,371,049
Common stock issued for settlement of debt	2,146,000	1,105,650
Debt converted into common stock	29,500	13,500
Common stock issued for debt extension	833,000	-
Warrant extension expense	97,894	-
Accounts payable paid through note payable, stockholder	13,500	163,332
Accounts payable paid by related parties	-	15,725
Intangibles, CCI allocated to goodwill	-	22,000
Intangibles, CCI allocated to intangibles	-	125,000
Accounts and advances receivable, related party, repaid by payments to advances from related party	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

F-4

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended June 30, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K/A, filed with the Securities Exchange Commission on April 23, 2014.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2013 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2013.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at June 30, 2014.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2013 and January 1, 2014 through June 30, 2014 were consolidated with the consolidated financial statements of the Company for the three months ended June 30, 2014.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at June 30, 2014.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  No business or operating activities have commenced in the subsidiaries as of June 30, 2014.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the six months ended June 30, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight-line method over estimated useful lives of five years.

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

The Company has adopted ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment whereby the Company will first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more than likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  If the Company concludes otherwise, then we will determine the fair value of the indefinite-lived intangible asset and perform the required quantitative impairment test by comparing the fair value with the carrying amount.

The Company did not record an impairment loss on goodwill for the six months ended June 30, 2014 and did not record an impairment loss on goodwill for 2013 that was included in operating expenses and resulting net operating loss.

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

O. Recent Accounting Pronouncements

During the six months ended June 30, 2014 and through August 14, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

P. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $99,899,293 and had a stockholders’ deficit of $2,923,426 at June 30, 2014.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2014, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $1,000,000 in the six months ended June 30, 2014.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitments or arrangements for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services that has resulted substantial dilution to existing investors.

3.  MARKETABLE SECURITIES

See Note 5 for transaction details on 7,500,000 common shares in OmniCanna Health Solutions, Inc. (formerly Endocan Corporation; X-Change Corporation) (OTCQB: ENDO) with a fair market value of $210,000 held by the Company at June 30, 2014.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at June 30, 2014.

Investment in marketable securities: Trading securities valued at the closing price of ENDO shares held by the Company at period end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2014.

December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$225,000	$-	$-	$225,000
Intangibles from acquisitions, GGECO and CCI
net of accumulated amortization	-	-	237,480	237,480
Total assets as of December 31, 2013	$225,000	$-	$237,480	$462,480

June 30, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$210,000	$-	$-	$210,000
Intangibles from GGECO and CCI acquisitions,
net of accumulated amortization	-	-	227,852	227,852
Total assets as of June 30, 2014	$210,000	$-	$227,852	$437,852

5.  RELATED PARTY TRANSACTIONS

At June 30, 2014, a total of $191,791 (December 31, 2013: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Managing Consultant as trustee, and $0 to Raymond Dabney (December 31, 2013: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney also performs management services to the Company under a Management Consulting Agreement signed on February 9, 2012.

At June 30, 2014, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (formerly Endocan Corporation; X-Change Corporation) (“OHS”) representing approximately 8.6% of the issued and outstanding shares of OHS, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to OHS under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OHS under an Asset Purchase Agreement.  The value of the shares at June 30, 2014 was determined to be $0.0719 per share or $539,250 with the Company recording an unrealized gain of $314,250 for the three months ended June 30, 2014.  Dr. Dorothy Bray, CEO and director is also President and director of OHS, Robert Kane, CFO and director is also the CFO and a director of OHS.  Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for OHS.

For the six months ended June 30, 2014, the following related party management fees and stock-based compensation (“SBC”) were recorded:

Related Party	Position	Management Fees	SBC	TOTAL
Dr. Dorothy Bray*	CEO	$ 30,000	$ 906,699	$ 936,699
Robert Kane	CFO	15,000	380,117	395,117
Chad S. Johnson, Esq.	COO and General Counsel	30,000	848,100	878,100
Mario Lap*	Director	15,000	893,970	908,970
Raymond Dabney*	Managing Consultant	-	163,125	163,125
		$ 90,000	$ 3,192,011	$ 3,282,011

*Including compensation to companies beneficially owned by the related parties.

See Note 7 for details of stock issuances to director and officers for services rendered.

During the six months ended June 30, 2014, a stockholder of the Company, Intrinsic Venture Corp., loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

                   Issue Date

$13,500

                    February 7, 2014 (non-cash)

New loans from Intrinsic Venture Corp. included in notes payable to stockholders were $13,500 during the six months ended June 30, 2014.  Notes payable to Intrinsic Venture Corp. totaled $1,815,267 at June 30, 2014 and $1,831,969 at December 31, 2013.

6.  NOTES PAYABLE

As at June 30, 2014, a total of $2,086,186 (December 31, 2013: $2,102,186) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 5, 2014 through February 7, 2015.  A stockholder, to whom $1,815,267 (December 31, 2013: $1,811,767) in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $100,717 (December 31, 2013: $120,217) is due to a stockholder under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 3 through December 31, 2014.

On June 30, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company agreed to issue 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 846,423,906 shares issued and outstanding as of June 30, 2014.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 shares issued and outstanding as of June 30, 2014.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of June 30, 2014.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of June 30, 2014, the Company has issued 48,250,000 common shares compensation under the plan.

On April 28, 2014, the Company filed a Form S-8 (file no. 333-195510) registering 6,500,000 common shares under a 2014 Stock Compensation Plan.

During the six months ended June 30, 2014, the Company issued the following common stock:

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

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.  Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50.  The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the six months ended June 30, 2014 using the Black-Scholes option valuation model.

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

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchased 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares giving Bogat approximately 57% cumulative voting control of the Company and 67% cumulative voting control as of August 12, 2014 when the Company filed an Amended Certificate of Designation for Series A preferred stock.

On June 30, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

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

A summary of the status of the Company’s option grants as of June 30, 2014 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2013	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding June 30, 2014	1,700,000	$0.41

Options exercisable at June 30, 2014	1,700,000	$0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane.  The weighted average fair value at date of grant for options during three months ended June 30, 2014 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

                                                                  Accumulated          Net Book Value    Net Book Value

                                               Cost             Depreciation          June 30, 2014     December 31, 2013

Equipment                      $    3,000              $    3,000                   $           -                      $              -

Software                               5,000                    4,734                           266                             1,516

Computers                            5,716                    5,716                                -                                    -

                                         $  13,716              $  13,450                   $     266                      $     1,516

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

9. INTANGIBLE ASSETS

                                                                                                June 30, 2014      December 31, 2013

Intellectual assets, primarily intellectual property                              $  445,299                   $ 445,299

Less accumulated amortization                                                          (275,591)                   (238,590)

                                                                                                     $  169,708                 $  206,709

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  SUBSEQUENT EVENTS

On July 3, 2014, the Company repaid $250,000 in promissory notes due to Intrinsic Capital Corp, including notes assigned from another stockholder.

On August 6, 2014, the Company On August 6, 2014, Cannabis Science, Inc. (the “Company”) entered into a LOI with John Dalaly regarding Michigan Green Technologies (“MGT”) which sets out the basic terms whereby the Company would acquire an additional 30.1% equity stake in MGT.  This additional equity position would increase the Company’s holdings of MGT to 50.1%.  As consideration for the additional 30.1% equity in MGT, the Company shall do the following:

(a)    Issue 5 million S-8 shares to John Dalaly under a new 10 year services agreement;

(b)    Issue 5 million shares to Dina Dalaly under a new 10 year services agreement;

(c)    Issue 5 million shares to Katrina Dalaly under a new 10 year services agreement; and

(d)    Issue 5 million shares to Christ Gorges under a new 10 year services agreement.

The fair market value of the shares issued to the principals of MGT is $1,500,000, or $0.075 per share.

Change in rights and preferences of Series A preferred stock:

On August 12, 2014, the Company filed an amended Certificate of Designation for Series A preferred stock with the Nevada Secretary of State to change the rights and preference of the respective stock.  Pursuant to the amended Certificate of Designation, Series A preferred stockholders have 67% voting control over the company.

Increase in authorized share capital:

On August 13, 2014, the Board of Directors of the Company approved amending the Articles of Incorporation to increase the authorized common stock from 850,000,000 to 1,500,000,000 on a Certificate of Amendment to be filed with the Nevada Secretary of State once the Schedule 14C filed with the SEC becomes definitive.

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

In November 2013, Cannabis Science submitted patent application N2010968 in Europe entitled "Composition for the Treatment of Neurobehavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neurobehavioral disorders, such as attention deficit hyperactivity disorder (ADHD) and anxiety.  The first formulation in the series of neurobehavioral disorder-targeted products is the pre-clinical development and use of the invention in food products through a licensing agreement with partner company, OmniCanna Health Solutions, Inc.  And Cannabis Science will move forward at the same time with pharmaceutical grade development.

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

Liquidity

The Company has a working capital deficit of $3,159,674 as of June 30, 2014 compared to a working capital deficit of $3,793,318 for the year ended December 31, 2013.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2014 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $2,086,186 due to stockholders over the next 12 months beginning on July 3 through December 31, 2014.

Contractual Obligations

The Company has no contractual obligations.

Capital Resources

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.  Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50.  The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 were received by the Company under the offering.

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

Results of Operations

For the three months ended June 30, 2014:

The Company had no revenues for the three months ended June 30, 2014 and 2013.  The Company is working on several business development projects to generate revenues, including: updating course materials and launching an iPad application for new students/clients in GGECO, creating new service packages for CCI, launching a hemp product line, and acquiring new assets that may generate revenues.  There can be no assurance that these will be successful in generating revenues in 2014.

General and administrative expenses increased by $656,497 to $1,190,336 for the three months ended June 30, 2014 compared to $533,839 for the three months ended June 30, 2013.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

For the six months ended June 30, 2014:

The Company had revenues of $1,031 for the six month months ended June 30, 2014 compared to $1,604 for the prior year period ended June 30, 2013.

Net loss on settlement of debt increased by $1,024,350 to $2,116,500 for the six months ended June 30, 2014 compared to $1,092,150 for the six months ended June 30, 2013.  This increase is due to the higher share price of the Company’s stock and relative loss related to settling debt at a lower share price.

General and administrative expenses increased by $2,954,265 to $4,248,727 for the six months ended June 30, 2014 compared to $1,294,462 for the six months ended June 30, 2013.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014, we have issued securities using exemptions available under the Securities Act of 1933:

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

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.  Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50.  The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.

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

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchased 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares giving Bogat approximately 57% cumulative voting control of the Company.

On June 30, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates by 12 months on all promissory notes including those becoming due during fiscal 2014.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Control Stockholder Transaction:

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchases 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares.  As of the date of filing this Form 10-Q, Bogat has 67% cumulative voting control of the Company.

Change in rights and preferences of Series A preferred stock:

On August 12, 2014, the Company filed an amended Certificate of Designation for Series A preferred stock with the Nevada Secretary of State to change the rights and preference of the respective stock.  Pursuant to the amended Certificate of Designation, Series A preferred stockholders have 67% voting control over the company.

Increase in authorized share capital:

On August 13, 2014, the Board of Directors of the Company approved amending the Articles of Incorporation to increase the authorized common stock from 850,000,000 to 1,500,000,000 on a Certificate of Amendment to be filed with the Nevada Secretary of State once the Schedule 14C filed with the SEC becomes definitive.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1	Amended Certificate of Designation – Series A preferred stock (1)
10.1	Management Agreement, filed herewith.
10.2	Management Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)

Filed as an exhibit to our Form 8-K, dated August 14, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: August 18, 2014	/s/ Dr. Dorothy Bray
Dr. Dorothy Bray
President, Chief Executive Officer and Director

Date: August 18, 2014	/s/ Robert Kane
Robert Kane
Chief Financial Officer and Director

