Form 10-Q
period 2014-09-30
CANNABIS SCIENCE, INC.
filed 2014-11-19
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Number of common shares outstanding at November 17, 2014: 934,923,906

Number of Class A common shares outstanding at November 17, 2014: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2014

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

3

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS September 30, 2014 and December 31, 2013
	September 30, 2014	December 31, 2013
	(unaudited) $	$
ASSETS
Current Assets
Cash	443,572	943
Accounts receivable	9,048	697
Prepaid expenses and deposits	23,684	-
Loans receivable, related party	116,911	76,315
Marketable securities (Note 3)	189,000	225,000
Total current assets	782,215	302,955

Computer and Equipment, net of accumulated
depreciation of $13,450 and $10,792 (Note 8)	-	1,516
Goodwill (Note 1)	66,274	66,274
Intangibles, net of accumulated amortization (Note 9)	153,852	206,709
TOTAL ASSETS	1,002,341	577,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	133,826	165,839
Accrued expenses, primarily management fees (Note 5)	1,699,638	1,336,904
Advances from related parties (Note 5)	191,791	191,344
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,836,186	2,102,186
Total current liabilities and total liabilities	4,161,441	4,096,273
Commitments (Note 10)
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,000	1,000
Common stock, $.001 par value, 1,500,000,000 shares authorized,
846,423,906 issued and outstanding as of September 30, 2014 and
770,523,906 at December 31, 2013	846,424	770,524
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Prepaid consulting	(2,759,517)	(3,553,296)
Additional paid-in capital	99,345,249	91,771,495
Accumulated deficit	(100,574,615)	(92,508,542)
Cumulative exchange translation	(17,641)	-
Total stockholders' deficit	(3,159,100)	(3,518,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,002,341	577,454

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED)
			For the nine months ended September 30,
	For the three months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	70,581	1,031	72,185

Operating Expenses
Investor relations	-	-	-	3,601
Professional fees	29,277	12,109	71,622	83,695
Net loss on disposal of assets	-	-	-	8,896
Net loss (gain) on settlement of liabilities	-	582,000	2,116,500	1,674,150
Depreciation and Amortization	16,122	21,143	54,373	88,278
Research and development	11,847	-	11,847	-
General and administrative	597,077	529,902	4,845,803	1,821,991
Total operating expenses	654,323	1,145,154	7,100,145	3,680,611
Net Operating Profit (Loss)	(654,323)	(1,074,573)	(7,099,114)	(3,608,426)

Other income (expense)
Interest income, net	-	6	-	7
Interest expense, net	-	(220)	(65)	(977)
Debt refinancing costs	-	-	(833,000)	-
Gain on sale of JV assets	-	-	-	262,250
Gain on derecognized liabilities	-	-	-	37,458
Warrant expense	-	-	(97,894)	-
Unrealized gain (loss) on marketable securities	(21,000)	(111,000)	(36,000)	(583,250)
Total other income (expense)	(21,000)	(111,214)	(966,959)	(284,512)
Net Loss	(675,323)	(1,185,787)	(8,066,073)	(3,892,938)
Other Comprehensive Income
Foreign exchange translation adjustment	(16,690)	-	(17,641)	-
Total other comprehensive income	(16,690)	-	(17,641)	-
Net Comprehensive Loss	(692,013)	(1,185,787)	(8,083,714)	(3,892,938)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding	836,783,906	706,560,863	778,287,313	690,525,600

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM

December 31 2012 to September 30, 2014

	Common		Preferred
	Shares	Par $	Shares	Par $	Additional Paid-in Capital $	Prepaid Consulting	Accumulated Deficit $	Cumulative Exchange Translation $	Totals $
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	-	(2,168,965)
Common stock issued for services	57,900,000	57,900	-	-	2,314,621	(1,362,891)	-	-	1,009,630
Common stock issued for debt	48,000,000	48,000	-	-	2,328,150	-	-	-	2,376,150
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	-	25,000
Preferred stock issued for services	-	-	333,334	333	499,669	(500,002)	-	-	-
Amortization of shares issued for services	-	-	-	-	-	1,173,667	-	-	1,173,667
Net loss for the period	-	-	-	-	-	-	(5,934,301)	-	(5,934,301)
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	-	(3,518,819)
Common stock issued for services	37,400,000	37,400	-	-	3,535,360	(558,940)	-		3,013,820
Common stock issued for debt	29,500,000	29,500	-	-	2,116,500	-	-		2,146,000
Common stock issued for debt extension	5,000,000	5,000	-	-	828,000				833,000
Common stock issued for private placement	4,000,000	4,000	-	-	996,000	-	-		1,000,000
Amortization of shares issued for services	-	-	-	-	-	1,352,719	-		1,352,719
Extension of warrant expiry	-	-	-	-	97,894	-	-	-	97,894
Foreign exchange translation	-	-	-	-	-	-	-	(17,641)	(17,641)
Net loss for the period							(8,066,073)		(8,066,073)
Balance at September 30, 2014	846,423,906	846,424	1,000,000	1,000	99,345,249	(2,759,517)	(100,574,615)	(17,641)	(3,159,100)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	September 30, 2014	September 30, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(8,066,073)	(3,892,938)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,516	4,592
Amortization	52,857	83,686
Stock issued for services	4,366,539	1,365,592
Stock issued for debt extension	833,000	-
Gain on joint ventures	-	(262,250)
Loss on marketable securities	36,000	583,250
Loss on settlement of debt	2,116,500	1,674,150
Loss on joint ventures	-	8,896
Warrant expense	97,894	-
Foreign exchange translation adjustment	(17,641)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,351)	-
Accounts receivable, related parties	-	25,000
Prepaid expenses and deposits	(23,684)	110
Accounts payable	(18,513)	110,384
Accrued expenses, including management fees	362,734	(3,356)
NET CASH USED IN OPERATING ACTIVITIES	(267,222)	(302,885)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable, related parties	(40,596)	(30,652)
Advances receivable, related parties	-	(14,155)
Repayment from advances receivable, relates parties	-	25,000
CASH FLOWS USED IN INVESTING ACTIVITIES	(40,596)	(19,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	447	-
Repayments on advances from officer	-	(1,702)
Proceeds from notes payable-stockholders	-	204,000
Repayment of notes payable-stockholders	(250,000)	(155)
Proceeds on advances from related parties	-	72,452
Proceeds from sale of common stock	1,000,000	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	750,447	299,595
NET INCREASE (DECREASE) IN CASH	442,629	(23,098)
CASH, BEGINNING OF PERIOD	943	23,560
CASH, END OF PERIOD	443,572	462

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	3,572,760	1,387,519
Common stock issued for settlement of debt	2,146,000	1,702,650
Debt converted into common stock	29,500	28,500
Preferred stock issued for services	-	500,002
Common stock issued for debt extension	833,000	-
Marketable securities acquired through sale of JVs	-	262,250
Accounts payable paid through note payable, stockholder	13,500	82,308
Accounts payable paid by related parties	-	21,891
Intangibles, CCI allocated to goodwill	-	22,000
Intangibles, CCI allocated to intangibles	-	125,000
Accounts and advances receivable, related party, repaid by payments to advances from related party	-	50,000
Accounts to related party repaid by notes payable stockholders	-	25,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th, 2013, respectively, to pursue business opportunities in Europe and worldwide. There are currently minimal operations in the subsidiaries.  Agreements and business disclosures are in process.

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended September 30, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K/A, filed with the Securities Exchange Commission on April 23, 2014.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2013 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2013.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  A total of $44,274 in unimpaired goodwill remains at September 30, 2014.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2013 and January 1, 2014 through September 30, 2014 were consolidated with the consolidated financial statements of the Company for the three months ended September 30, 2014.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  No impairment in the fair market value of CCI was determined at September 30, 2014.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  Minimal business and operating activities have commenced in the subsidiaries as of September 30, 2014.

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company has agreed to issue shares to the principals and shareholders of MGT.  No formal agreement has been reached to date.  As consideration for the additional 30.1% equity in MGT, the Company proposed the following:

(a)    Issue 5 million S-8 shares to John Dalaly under a new 10 year services agreement;

(b)   Issue 5 million shares to Dina Dalaly under a new 10 year services agreement;

(c)    Issue 5 million shares to Katrina Dalaly under a new 10 year services agreement; and

(d)   Issue 5 million shares to Christ Gorges under a new 10 year services agreement.

No formal agreement has been reached to date.

The fair market value of the shares to be issued to the principals of MGT is $1,500,000, or $0.075 per share.

On November 10, 2014, the Company received a letter from Charles E. Murphy, attorney for Gate International LLC and its principals (“Gate parties”), alleging that MGT and its principals have committed breaches of contract in regards to MGT’s operating agreement and are facing imminent litigation.  The Company will await the outcome of any legal proceedings and court ruling prior to formalizing any increased equity purchase in MGT.  The Company will also take such other action as may be required based on any court ruling in regards to the litigation by the Gate parties.  Notwithstanding, as of the date of filing this Form 10-Q, no information or facts have been received by the Company to support the legitimacy of the claims by the Gates parties.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the nine months ended September 30, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

H. Fair Value Measurements

Under ASC Topic 820, Fair Value Measurements and Disclosures, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

The Company did not record an impairment loss on goodwill for the nine months ended September 30, 2014 and did not record an impairment loss on goodwill for 2013 that was included in operating expenses and resulting net operating loss.

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

O. Recent Accounting Pronouncements

During the nine months ended September 30, 2014 and through November 5, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

P. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $100,574,615 and had a stockholders’ deficit of $3,159,100 at September 30, 2014.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2014, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $1,000,000 in the nine months ended September 30, 2014.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitments or arrangements for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services that has resulted substantial dilution to existing investors.

3.  MARKETABLE SECURITIES

See Note 5 for transaction details on 7,500,000 common shares in OmniCanna Health Solutions, Inc. (formerly Endocan Corporation; X-Change Corporation) (OTCQB: ENDO) with a fair market value of $189,000 held by the Company at September 30, 2014.

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

December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$225,000	$-	$-	$225,000
Intangibles from acquisitions, GGECO and CCI
net of accumulated amortization	-	-	237,480	237,480
Total assets as of December 31, 2013	$225,000	$-	$237,480	$462,480

September 30, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$189,000	$-	$-	$189,000
Intangibles from GGECO and CCI acquisitions,
net of accumulated amortization	-	-	291,447	291,447
Total assets as of September 30, 2014	$189,000	$-	$291,447	$480,447

5.  RELATED PARTY TRANSACTIONS

At September 30, 2014, a total of $191,791 (December 31, 2013: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney as trustee, and $0 to Raymond Dabney (December 31, 2013: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney was appointed President/CEO signed a new management agreement on November 5, 2014 (see Note 11 Subsequent Events).

At September 30, 2014, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (formerly Endocan Corporation; X-Change Corporation) (“OHS”) representing approximately 8.6% of the issued and outstanding shares of OHS, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to OHS under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OHS under an Asset Purchase Agreement.  The value of the shares at September 30, 2014 was determined to be $0.0252 per share or $189,000 with the Company recording an unrealized loss of $21,000 and $36,000 for the three and nine months ended September 30, 2014, respectively.  Dr. Dorothy Bray, CEO and director is also President and director of OHS, Robert Kane, CFO and director is also the CFO and a director of OHS.  Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for OHS.

For the nine months ended September 30, 2014, the following related party management fees and stock-based compensation (“SBC”) were recorded:

Related Party*	Position	Management Fees	SBC	TOTAL
Dr. Dorothy Bray	CEO	$ 45,000	$ 935,748	$ 980,748
Robert Kane	CFO	30,000	408,788	438,788
Chad S. Johnson, Esq.	COO and General Counsel	45,000	848,100	893,100
Mario Lap	Director	22,500	917,285	939,785
Raymond Dabney	Managing Consultant	-	244,688	244,688
		$ 142,500	$ 3,354,609	$ 3,497,109

*Including compensation to companies beneficially owned by the related parties.

See Note 7-Equity Transactions for details of stock issuances to director and officers for services rendered.

During the nine months ended September 30, 2014, a stockholder of the Company, Intrinsic Venture Corp. (“IVC”), loaned the following amounts to the Company that were secured by promissory notes, as follows:

Note Amount

                   Issue Date

$13,500

                    February 7, 2014 (non-cash)

New loans from IVC included in notes payable to stockholders were $13,500 during the nine months ended September 30, 2014.  On July 1, 2014, IVC assigned a total of $251,371 promissory notes payable by the Company to Intrinsic Capital Corp. (“ICC”).  Notes payable to IVC totaled $1,584,098 at September 30, 2014 and $1,831,969 at December 31, 2013.

Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding company MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup by the beginning of fiscal 2015 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

6.  NOTES PAYABLE

As at September 30, 2014, a total of $1,836,186 (December 31, 2013: $2,102,186) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on October 1, 2014 through February 7, 2015.  A stockholder, to whom $1,584,098 (December 31, 2013: $1,831,969) in promissory notes are due, also performs business and accounting services for the Company on a month-to-month basis.  A total of $102,088 (December 31, 2013: $120,217) is due to a stockholder under promissory notes that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 3 through December 11, 2014.

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

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 846,423,906 shares issued and outstanding as of September 30, 2014.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 shares issued and outstanding as of September 30, 2014.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of September 30, 2014.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of September 30, 2014, the Company has issued 48,250,000 common shares compensation under the plan.

On April 28, 2014, the Company filed a Form S-8 (file no. 333-195510) registering 6,500,000 common shares under a 2014 Stock Compensation Plan.

On September 22, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized from 951,000,000 to 1,601,000,000 shares.  The number of authorized shares of common stock increased from 850,000,000 to 1,500,000,000.

During the nine months ended September 30, 2014, the Company issued the following common stock:

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

On January 21, 2014, the Company issued 1,000,000 S-8 registered free-trading shares and 1,500,000 Rule 144 restricted shares of common stock to a consultant for services rendered under a January 21, 2014 management agreement.  The fair market value of the shares was $0.1135 per share or $283,750.

On January 24, 2014, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services rendered under a December 18, 2013 consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On January 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $14,200 or $0.142 per share to Dr. Richard Ogden, CSO for services rendered for the month of January 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On February 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $17,700 or $0.177 per share to Dr. Richard Ogden, CSO for services rendered for the month of February 2014 pursuant to his February 26, 2012 management agreement for services rendered.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.  Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50.  The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the nine months ended September 30, 2014 using the Black-Scholes option valuation model.

On March 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $18,240 or $0.1824 per share to Dr. Richard Ogden, CSO for services rendered for the month of March 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On April 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $10,200 or $0.102 per share to Dr. Richard Ogden, CSO for services rendered for the month of April 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On May 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $8,090 or $0.0809 per share to Dr. Richard Ogden, CSO for services rendered for the month of May 2014 pursuant to his February 26, 2012 management agreement for services rendered.

On June 1, 2014, the Company entered in to a Senior Advisor Agreement with Dr. Roscoe M. Moore Jr.  The Company agreed to issue to the consultant the equivalent of $6,000 per month in Rule 144 restricted common stock that are to be issued each quarter.  The Company agreed to issue 400,000 Rule 144 restricted shares of common stock within three months of signing the agreement.  The Company issued the stock subsequent to the period ended September 30, 2014 (see Note 11-Subsequent Events).

On June 25, 2014, the Company issued 1,500,000 shares of common stock with a fair market value of $150,000 or $0.10 per share to Dr. Richard Ogden, CSO for services rendered under a new two-year management agreement.  The share issuance also satisfies prior consulting fees owing to Dr. Ogden totalling $14,000 under his prior management agreement.

On June 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $9,990 or $0.0999 per share to Dr. Richard Ogden, CSO for services rendered for the month of June 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

A summary of the status of the Company’s option grants as of September 30, 2014 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2013	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding September 30, 2014	1,700,000	$0.41

Options exercisable at September 30, 2014	1,700,000	$0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane.  The weighted average fair value at date of grant for options during three months ended September 30, 2014 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

                                                                  Accumulated          Net Book Value          Net Book Value

                                               Cost             Depreciation          September 30, 2014     December 31, 2013

Equipment                      $     3,000              $      3,000                 $           -                      $             -

Software                               5,000                     5,000                              -                              1,516

Computers                            5,716                      5,716                              -                                    -

                                         $  13,716              $  13,716                   $         -                      $     1,516

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.  All equipment has been fully depreciated as of September 30, 2014.

9. INTANGIBLE ASSETS

September 30, 2014	December 31, 2013

Intellectual assets, primarily intellectual property

     $  445,299

$ 445,299

Less accumulated amortization

   (291,447)

   (238,590)

$   153,852

$  206,709

Intangible assets are stated at fair value on the date of purchase less accumulated amortization.  Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

10.  COMMITMENTS

The Company has lease commitments for its European operations.  Negotiations are ongoing in regards to preparing finalized agreements.

11.  SUBSEQUENT EVENTS

On October 3, 2014, the Company issued 35,000,000 shares of common stock pursuant to a debt settlement agreement with a debt holder to settle $35,000 in debt owing under notes payable to stockholders.  The Company recognized a loss on settlement of debt of $2,096,500 under the agreement.

On October 20, 2014, the Company issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $260,000 or $0.053 per share to each of BHD Holdings BV (controlled by Dr. Dorothy Bray), Chad S. Johnson, MLS Lap BV (controlled by Mario Lap), and Robert Kane, all officers and directors of the Company, for bonuses and services rendered under management agreements.

On October 20, 2014, the Company issued 3,500,000 S-8 registered shares of common stock with a fair market value of $185,500 or $0.053 per share to each of Dr. Dorothy Bray, Chad S. Johnson, Mario Lap, and Robert Kane, all officers and directors of the Company, for bonuses and services rendered under management agreements.

On October 20, 2014, the Company issued 10,000,000 Rule 144 restricted shares of common stock with a fair market value of $530,000 or $0.053 per share to ImmunoClin Limited pursuant to a laboratory services agreement for the management of pre-clinical study program to test cannabinoids.  In addition, the Company is obligated to pay $250,000 for the research protocol.  ImmunoClin Limited is a wholly-owned subsidiary of ImmunoClin Corporation (OTC: IMCL) and Dr. Dorothy Bray, the Company`s CEO/president and director, is also president, director, and a controlling stockholder of IMCL.

On October 20, 2014, the Company issued 1,000,000 Rule 144 restricted shares of common stock to a consultant pursuant to a January 21, 2014 Consulting Agreement.

On October 24, 2014, the Company entered into a two-year Scientific Consulting Agreement with a consultant to provide scientific research and development services.  Pursuant to the Agreement, the Company agreed to immediately issue 2,500,000 S-8 registered free-trading shares of common stock.

On November 4, 2014, the Company issued a total of 3,500,000 shares of common stock to Dr. Roscoe Moore Jr. to satisfy commitments under his June 1, 2014 and June 1, 2012 scientific consulting agreements.  The share issuance satisfies $33,000 owing under this June 1, 2012 agreement and current services rendered under his June 1, 2014 agreement.

On November 5, 2014, the Board of Directors and majority of the shareholders of Cannabis Science, Inc. by written consent resolution appointed Raymond C. Dabney as Director, President and Chief Executive Officer.  Mr. Dabney will replace Dr. Dorothy Bray as President, Chief Executive Officer, and Chairperson of the Board of Directors.  Dr. Bray resigned and will no longer be an officer or director of the Company, including subsidiaries, but will remain on as Scientific Advisory Board Chair and a Clinical Development Consultant.

On November 5, 2014, the Company entered into a new five year Executive Management Agreement with Raymond C. Dabney.  Pursuant to the agreement, the Company agreed to pay Mr. Dabney $30,000 in cash or equivalent fair market value of S-8 registered common stock per month.  In addition, the Company will immediately issue to Mr. Dabney or his assigns 15,000,000 Rule 144 restricted shares of common stock in the first quarter of 2015 and 2,000,000 Rule 144 restricted shares of common stock on or before each anniversary beginning in 2015 in addition to performance bonuses on a semi-annual basis under the Agreement.

On November 5, 2014, the Company entered into a new five year Consulting Agreement with Dr. Dorothy Bray and BHD Holding BV, owned by Dr. Bray.  Pursuant to the Agreement, the Company agreed to pay Dr. Bray $30,000 in cash or equivalent fair market value of S-8 registered common stock per month.  In addition, the Company will issue to Dr. Bray or her assigns 15,000,000 Rule 144 restricted shares of common stock in the first quarter of 2015 and 2,000,000 Rule 144 restricted shares of common stock on or before each anniversary beginning in 2015 in addition to performance bonuses on a semi-annual basis under the Agreement.

On November 5, 2014, the Company entered into a one-year Consulting Agreement with a consultant to provide legal advisory services.  Pursuant to the Agreement, the Company agreed to immediately issue 2,500,000 S-8 registered free-trading shares of common stock and an additional 2,500,000 Rule 144 restricted shares of common stock on January 1, 2015.

Common shares reconciliation table:

Issued and outstanding as of September 30, 2014…                                  846,423,906

Pending and subsequent event issuances…                                                88,500,000

Unissued and outstanding as of November 17, 2014…                             934,923,906

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

In November 2013, Cannabis Science submitted patent application N2010968 in Europe entitled "Composition for the Treatment of Neurobehavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neurobehavioral disorders, such as attention deficit hyperactivity disorder (ADHD) and anxiety.  The first formulation in the series of neurobehavioral disorder-targeted products is the pre-clinical development and use of the invention in food products through a licensing agreement with a strategic partner and related company, OmniCanna Health Solutions, Inc.  And Cannabis Science will move forward at the same time with pharmaceutical grade product development.

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

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th, 2013, respectively, to pursue business opportunities in Europe and worldwide.  There are minimal operating activities in the subsidiaries as of September 30, 2014.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding company MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup by the beginning of fiscal 2015 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company has agreed to issue a total of twenty million (20,000,000) shares to the principals and shareholders of MGT over 12 months (see Form 8-K with the SEC on file no. 000-28911 August 8, 2014).  The August 6, 2014 offer to purchase an additional 30.1% equity in MGT is on hold until the litigation is resolved. No formal agreement has been signed.

The Company is working on several business acquisition and development projects to increase business and revenue generation in 2014 and beyond, including but not limited to: product licensing and royalty agreements, private label hemp product line, consulting, and other strategic acquisitions to support product development, production, and distribution of newly acquire or manufactured cannabis and hemp based products.  There can be no assurance that these will be successful in generating revenues in 2014.

Liquidity

The Company has a working capital deficit of $3,159,100 as of September 30, 2014 compared to a working capital deficit of $3,518,819 for the year ended December 31, 2013.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2014 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,836,186 due to stockholders over the next 12 months beginning on October 1, 2014 through September 30, 2015.

Contractual Obligations

The Company has no current commitments.

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

Results of Operations

For the three months ended September 30, 2014:

The Company had no revenues for the three months ended September 30, 2014 and $70,581 in revenue for the comparable period ended September 30, 2013.

General and administrative expenses decreased by $67,175 to $597,077 for the three months ended September 30, 2014 compared to $529,902 for the three months ended September 30, 2013.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

For the nine months ended September 30, 2014:

The Company had revenues of $1,031 for the nine months ended September 30, 2014 compared to $72,185 for the prior year period ended September 30, 2013.  This decrease in revenue is due to a decrease in license revenue

Net loss on settlement of debt increased by $442,350 to $2,116,500 for the nine months ended September 30, 2014 compared to $1,674,150 for the nine months ended September 30, 2013.  This increase is due to the higher share price of the Company’s stock and relative loss related to settling debt at a lower share price.

General and administrative expenses increased by $3,023,512 to $4,845,803 for the nine months ended September 30, 2014 compared to $1,821,991 for the nine months ended September 30, 2013.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

The Company is working on several business development projects to generate revenues, including: signing a new license agreement with Apothecary Genetics Investments LLC that will generate increased license and royalty revenue, a hemp product line, and other strategic acquisitions to support product development, production, and distribution of newly acquire or manufactured cannabis and hemp based products.  There can be no assurance that these will be successful in generating revenues in 2014.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company currently has a 20% equity interest in Michigan Green Technologies, LLC (“MGT”).

On August 6, 2014, the Company signed a proposal letter to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company agreed to issue shares to the principals and shareholders of MGT.  No formal agreement has been reached to date.

On November 10, 2014, the Company received a letter from Charles E. Murphy, attorney for Gate International LLC and its principals (“Gate parties”), alleging that MGT and its principals have committed breaches of contract in regards to MGT’s operating agreement and are facing imminent litigation.  The Company will await the outcome of any legal proceedings and court ruling prior to formalizing any increased equity purchase in MGT.  The Company will also take such other action as may be required based on any court ruling in regards to the litigation by the Gate parties.  Notwithstanding, as of the date of filing this Form 10-Q, no information or facts have been received by the Company to support the legitimacy of the claims by the Gates parties.  The August 6, 2014 offer to purchase an additional 30.1% equity in MGT is on hold until the litigation is resolved.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014, we have issued securities using exemptions available under the Securities Act of 1933:

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

On January 21, 2014, the Company issued 1,000,000 S-8 registered free-trading shares and 1,500,000 Rule 144 restricted shares of common stock to a consultant for services rendered under a January 21, 2014 management agreement.  The fair market value of the shares was $0.1135 per share or $283,750.

On January 24, 2014, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services rendered under a December 18, 2013 consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On January 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $14,200 or $0.142 per share to Dr. Richard Ogden, CSO for services rendered for the month of January 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On February 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $17,700 or $0.177 per share to Dr. Richard Ogden, CSO for services rendered for the month of February 2014 pursuant to his February 26, 2012 management agreement for services rendered.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit.  Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50.  The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the nine months ended September 30, 2014 using the Black-Scholes option valuation model.

On March 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $18,240 or $0.1824 per share to Dr. Richard Ogden, CSO for services rendered for the month of March 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On April 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $10,200 or $0.102 per share to Dr. Richard Ogden, CSO for services rendered for the month of April 2014 pursuant to his February 26, 2012 management agreement for services rendered.

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

On May 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $8,090 or $0.0809 per share to Dr. Richard Ogden, CSO for services rendered for the month of May 2014 pursuant to his February 26, 2012 management agreement for services rendered.

On June 25, 2014, the Company issued 1,500,000 shares of common stock with a fair market value of $150,000 or $0.10 per share to Dr. Richard Ogden, CSO for services rendered under a new two-year management agreement.  The share issuance also satisfies prior consulting fees owing to Dr. Ogden totalling $14,000 under his prior management agreement.

On June 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $9,990 or $0.0999 per share to Dr. Richard Ogden, CSO for services rendered for the month of June 2014 pursuant to his February 26, 2012 management agreement for services rendered.

On October 3, 2014, the Company issued 35,000,000 shares of common stock pursuant to a debt settlement agreement with a debt holder to settle $35,000 in debt owing under notes payable to stockholders.  The Company recognized a loss on settlement of debt of $2,096,500 under the agreement.

On October 20, 2014, the Company issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $260,000 or $0.053 per share to each of BHD Holdings BV (controlled by Dr. Dorothy Bray), Chad S. Johnson, MLS Lap BV (controlled by Mario Lap), and Robert Kane, all officers and directors of the Company, for bonuses and services rendered under management agreements.

On October 20, 2014, the Company issued 3,500,000 S-8 registered shares of common stock with a fair market value of $185,500 or $0.053 per share to each of Dr. Dorothy Bray, Chad S. Johnson, Mario Lap, and Robert Kane, all officers and directors of the Company, for bonuses and services rendered under management agreements.

On October 20, 2014, the Company issued 10,000,000 Rule 144 restricted shares of common stock with a fair market value of $530,000 or $0.053 per share to ImmunoClin Limited pursuant to a laboratory services agreement for the management of pre-clinical study program to test cannabinoids.  In addition, the Company is obligated to pay $250,000 for the research protocol.  ImmunoClin Limited is a wholly-owned subsidiary of ImmunoClin Corporation (OTC: IMCL) and Dr. Dorothy Bray, the Company`s CEO/president and director, is also president, director, and a controlling stockholder of IMCL.

On October 20, 2014, the Company issued 1,000,000 Rule 144 restricted shares of common stock to a consultant pursuant to a January 21, 2014 Consulting Agreement.

On October 24, 2014, the Company entered into a two-year Scientific Consulting Agreement with a consultant to provide scientific research and development services.  Pursuant to the Agreement, the Company agreed to immediately issue 2,500,000 S-8 registered free-trading shares of common stock.

On November 4, 2014, the Company issued a total of 3,500,000 shares of common stock to Dr. Roscoe Moore Jr. to satisfy commitments under his June 1, 2014 and June 1, 2012 scientific consulting agreements.  The share issuance satisfies $33,000 owing under this June 1, 2012 agreement and current services rendered under his June 1, 2014 agreement.

On November 5, 2014, the Company entered into a new five year Executive Management Agreement with Raymond C. Dabney.  Pursuant to the agreement, the Company agreed to pay Mr. Dabney $30,000 in cash or equivalent fair market value of S-8 registered common stock per month.  In addition, the Company will issue to Mr. Dabney or his assigns 15,000,000 Rule 144 restricted shares of common stock in the first quarter of 2015 and 2,000,000 Rule 144 restricted shares of common stock on or before each anniversary beginning in 2015 in addition to performance bonuses on a semi-annual basis under the Agreement.

On November 5, 2014, the Company entered into a new five year Consulting Agreement with Dr. Dorothy Bray and BHD Holding BV, owned by Dr. Bray.  Pursuant to the Agreement, the Company agreed to pay Dr. Bray $30,000 in cash or equivalent fair market value of S-8 registered common stock per month.  In addition, the Company will issue to Dr. Bray or his assigns 15,000,000 Rule 144 restricted shares of common stock in the first quarter of 2015 and 2,000,000 Rule 144 restricted shares of common stock on or before each anniversary beginning in 2015 in addition to performance bonuses on a semi-annual basis under the Agreement.

On November 5, 2014, the Company entered into a one-year Consulting Agreement with a consultant to provide legal advisory services.  Pursuant to the Agreement, the Company agreed to immediately issue 2,500,000 S-8 registered free-trading shares of common stock and an additional 2,500,000 Rule 144 restricted shares of common stock on January 1, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On May 20, 2014, the Company entered into a one-year Scientific Advisor Consulting Agreement with Robert Melamede, Ph.D.  Under the Agreement, Dr. Melamede will be compensated 250,000 Rule 144 restricted common shares with a fair market value of $17,500.  In addition, he will be paid $25,000 owed for accrued management fees within 30 days and issued 6,967,085 Rule 144 restricted common shares for settlement of $387,696 in accrued management fees and $100,000 in bonuses.  The shares have not been issued as of November 17, 2014.

On May 20, 2014, Robert Melamede, Ph.D. resigned as Director, Chairman of the Board of Directors, President, and director and officer positions in the Company’s subsidiaries.  Dr. Dorothy Bray was appointed as President and Chairperson of the Board of Directors.  Dr. Melamede will continue as a key scientific advisor to the Company and retain the title “Cannabis Science President Emeritus”.

On November 5, 2014, the Board of Directors and majority of the shareholders of Cannabis Science, Inc. by written consent resolution appointed Raymond C. Dabney as Director, President and Chief Executive Officer.  Mr. Dabney will replace Dr. Dorothy Bray as President, Chief Executive Officer, and Chairperson of the Board of Directors.  Dr. Bray resigned and will no longer be an officer or director of the Company, including subsidiaries, but will remain on as Scientific Advisory Board Chair and a Clinical Development Consultant.

Mr. Dabney has been working as a managing consultant with the Company since October 2008.  Mr. Dabney will serve as our Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Dabney and any other person pursuant to which he was selected as an officer or director.  There are no family relationship between Mr. Dabney and any of our officers or directors.  During the past five years, Mr. Dabney has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Compensation Committee

On November 5, 2014, the Board of Directors signed a resolution to form a two-person compensation committee consisting of Raymond C. Dabney and Chad S. Johnson.

See Notes 5, 7, and 10 in regards to stock compensation for officers and directors.

Control Stockholder Transaction:

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a private Stock Purchase Agreement whereby Bogat purchased 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares.  As of the date of filing this Form 10-Q, Bogat has 67% cumulative voting control of the Company.

Change in rights and preferences of Series A preferred stock:

On August 12, 2014, the Company filed an amended Certificate of Designation for Series A preferred stock with the Nevada Secretary of State to change the rights and preference of the respective stock.  Pursuant to the amended Certificate of Designation, Series A preferred stockholders have 67% voting control over the company.

Increase in authorized share capital:

On August 13, 2014, the Board of Directors of the Company approved amending the Articles of Incorporation to increase the authorized common stock from 850,000,000 to 1,500,000,000.  A Certificate of Amendment was filed with the Nevada Secretary of State on September 22, 2014 after the Schedule 14C filed with the SEC became definitive.

ITEM 6.  EXHIBITS

Exhibit No.	Document Description	Filed Herewith (X) Incorporated by ref (I)
4.1	Amended Certificate of Designation – Series A preferred stock	(1)
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
99.1	Management Agreement – Dr. Roscoe Moore Jr.	X
99.2	Management Agreement – Raymond C. Dabney	X
99.3	Offer Letter – Michigan Green Technologies	X
99.4	Joint Venture – Unstraw Holdings Ptd. Ltd.	(2)
99.5	Consulting Agreement – Dr. Dorothy Bray	X
99.6	Management Agreement – Nicholas Ayling	X
99.7	Management Agreement – Dr. James Macdonald	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

(1) Previously filed as an Exhibit to our Form 8-K filed with the Commission on August 14, 2014

(2)  Previously filed as an Exhibit to our Form 8-K filed with the Commission on September 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: November 18, 2014	/s/ Raymond C. Dabney
Raymond C. Dabney
President, Chief Executive Officer and Director

Date: November 18, 2014	/s/ Robert Kane
Robert Kane
Chief Financial Officer and Director

