Form 10-K
period 2014-12-31
CANNABIS SCIENCE, INC.
filed 2015-04-21
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☑

As of June 30, 2014, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $68,775,444 based on the closing sale price of $0.098 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at April 17, 2015: 1,185,207,296

Number of common shares outstanding at December 31, 2014: 1,032,123,906

Number of Class A common shares outstanding at April 17, 2014: 0

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

Overview

Cannabis Science, Inc.  (“We” or the “Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc. On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On April 6, 2009, the Company changed its name to Cannabis Science, Inc., and obtained a new CUSIP number.

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

ITEM 2.  PROPERTIES

We currently lease office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of April 17, 2015, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business or those operating under our acquired trade names GGECO University or Cannabis Consulting are a party or of which any of our properties is the subject.

In December 2014, the Company received an inquiry from FINRA regarding various business relationships, activities, and questions regarding the general business of the Company.  The Company responded to the majority of questions in January 2015 and is working on other final responses.

In January 2015, the Company received threats of legal action by a former consultant.  No subsequent legal action or proceedings have materialized against the Company and management is of the opinion that there is no merit in the action due to non-performance of services by the consultant.

Our management is not aware of any legal proceedings and/or inquiries contemplated by other any governmental authority against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2013	HIGH	LOW
Quarter Ending March 31, 2013	0.12	0.05
Quarter Ending June 30, 2013	0.07	0.03
Quarter Ending September 30, 2013	0.05	0.04
Quarter Ending December 31, 2013	0.05	0.03

Fiscal Year Ending December 2014	HIGH	LOW
Quarter Ending March 31, 2014	0.29	0.06
Quarter Ending June 30, 2014	0.13	0.07
Quarter Ending September 30, 2014	0.09	0.05
Quarter Ending December 31, 2014	0.09	0.04

Holders

As of December 31, 2014, there were 1,204 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, we sold the following shares in an unregistered offering:

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the year ended December 31, 2014 using the Black-Scholes option valuation model.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2014, the Company issued stock pursuant to consulting agreements with several parties as follows:

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

On January 21, 2014, the Company issued 1,000,000 S-8 registered free-trading shares and 1,500,000 Rule 144 restricted shares of common stock to a consultant for services under a January 21, 2014 management agreement.  The fair market value of the shares was $0.1135 per share or $283,750.

On January 24, 2014, the Company issued 5,000,000 S-8 registered free-trading shares of common stock to a marketing consultant for services under a December 18, 2013 consulting agreement.  The fair market value of the shares was $0.0312 per share or $156,000.

On January 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $14,200 or $0.142 per share to Dr. Richard Ogden, CSO for services for the month of January 2014 pursuant to his February 26, 2012 management agreement for services.

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

On February 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $17,700 or $0.177 per share to Dr. Richard Ogden, CSO for services for the month of February 2014 pursuant to his February 26, 2012 management agreement for services.

On March 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $18,240 or $0.1824 per share to Dr. Richard Ogden, CSO for services for the month of March 2014 pursuant to his February 26, 2012 management agreement for services.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates to March 31, 2015.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

On April 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $10,200 or $0.102 per share to Dr. Richard Ogden, CSO for services for the month of April 2014 pursuant to his February 26, 2012 management agreement for services.

On April 26, 2014, the Company issued 1,300,000 S-8 registered free-trading shares of common stock with a fair market value of $132,600 or $0.102 per share to a consultant for services under a 6-month consulting agreement.

On April 30, 2014, the Company issued 1,500,000 S-8 registered free-trading shares of common stock with a fair market value of $126,600 or $0.0844 per share to each of Dorothy Bray, Chad S. Johnson, Robert Kane, and Mario Lap directors and officers of the Company for bonuses under prior management agreements.

On May 20, 2014, the Company entered into a one-year Scientific Advisor Consulting Agreement with Robert Melamede, Ph.D.  Under the Agreement, Dr. Melamede will be compensated 250,000 Rule 144 restricted common shares with a fair market value of $17,525.  In addition, he was paid $25,000 owed for accrued management fees within 30 days.  6,967,085 Rule 144 restricted common shares are to be issued for settlement of $387,696 in accrued management fees and $100,000 in bonuses.

On May 20, 2014, Robert Melamede, Ph.D. resigned as Director, Chairman of the Board of Directors, President, and director and officer positions in the Company’s subsidiaries.  Dr. Dorothy Bray assumed the role of interim President and was formally appointed as President and Chairperson of the Board of Directors on May 31, 2014.

On May 20, 2014, Bogat Family Trust (Raymond Dabney, Trustee) (“Bogat”) and Robert Melamede, Ph.D. (Melamede) entered into a Stock Purchase Agreement whereby Bogat purchased 500,000 Series A preferred shares from Melamede for par value of $0.001 per share, or $500.  Upon completion of the transaction, Bogat owned 1,000,000 shares of Series A preferred stock representing all of the issued and outstanding Series A preferred shares giving Bogat approximately 57% cumulative voting control of the Company and 67% cumulative voting control as of August 12, 2014 when the Company filed an Amended Certificate of Designation for Series A preferred stock pursuant to a shareholder resolution signed by Bogat.

On May 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $8,090 or $0.0809 per share to Dr. Richard Ogden, CSO for services for the month of May 2014 pursuant to his February 26, 2012 management agreement for services.

On June 1, 2014, the Company entered in to a Senior Advisor Agreement with Dr. Roscoe M. Moore Jr.  The Company agreed to issue to the consultant the equivalent of $6,000 per month in Rule 144 restricted common stock that are to be issued each quarter.   The Company agreed to issue 400,000 Rule 144 restricted shares of common stock within three months of signing the agreement.

On June 25, 2014, the Company issued 1,500,000 shares of common stock with a fair market value of $150,000 or $0.10 per share to Dr. Richard Ogden, CSO for services under a new two-year management agreement.  The share issuance also satisfies prior consulting fees owing to Dr. Ogden totalling $14,000 under his prior management agreement.

On June 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $9,990 or $0.0999 per share to Dr. Richard Ogden, CSO for services for the month of June 2014 pursuant to his February 26, 2012 management agreement for services.

On September 28, 2014, the Company issued 10,000,000 shares of common stock with a fair market value of $470,000 to ImmunoClin Limited for services pursuant to a 1-year laboratory services agreement to work on development of CBN formulations pursuant to the Unistraw JV.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to BHD Holdings pursuant to management agreement.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to Chad S. Johnson, director and COO pursuant to management agreements.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to MLS Lap BV pursuant to management agreement.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to Robert Kane pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Dr. Dorothy Bray pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Robert Kane pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Chad S. Johnson pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Mario Lap pursuant to management agreement.

On October 16, 2014, the Company issued 1,000,000 shares of Rule 144 restricted common stock with a fair market value of $47,000 to Greta Gains pursuant to management agreement.

On October 16, 2014, the Company issued 2,500,000 shares of Rule 144 restricted common stock with a fair market value of $117,500 to Dr. Roscoe Moore Jr. pursuant to amended management agreement.

On October 16, 2014, the Company issued 1,000,000 shares of S-8 registered free-trading common stock with a fair market value of $47,000 to Dr. Roscoe Moore Jr. pursuant to settle prior management fees owing.

On October 24, 2014, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $180,000 to Dr. James Macdonald pursuant to management agreement.

On November 5, 2014, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $174,750 to Nick Ayling pursuant to management agreement.

On November 5, 2014, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $1,048,500 to Raymond Dabney, President/CEO and director pursuant to management agreement.

On November 5, 2014, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $1,048,500 to BHD Holdings BV pursuant to management agreement.

On November 20, 2014, the Company issued 14,500,000 shares of Rule 144 restricted common stock with a fair market value of $971,500 to Apothecary Genetics Investments, LLC pursuant to addendum to license agreement for services, increased royalties, and acquired land, building and equipment.

On November 20, 2014, the Company issued 11,500,000 shares of S-8 registered free-trading common stock with a fair market value of $770,500 to Bret Bogue pursuant to management agreement and addendum to license agreement with AGI.

On November 23, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $35,000 to Biodiversity pursuant to consulting agreement.

On November 25, 2014, the Company issued 2,500,000 shares of Rule 144 restricted common stock with a fair market value of $154,500 to KBLH BV pursuant to consulting agreement.

On November 25, 2014, the Company issued 2,500,000 shares of S8 registered free-trading common stock with a fair market value of $154,500 to Khadija Benlhassan pursuant to consulting agreement.

On December 1, 2014, the Company issued 500,000 shares of S-8 registered free-trading common stock with a fair market value of $29,500 to James Mills pursuant to consulting agreement.

On December 4, 2014, the Company issued 450,000 shares of S-8 registered free-trading common stock with a fair market value of $26,100 to James Mills pursuant to consulting agreement.

On December 5, 2014, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $313,500 to Amandip Jagpal pursuant to addendum to consulting agreement.

On December 5, 2014, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $313,500 to Harpreet Hayer pursuant to addendum to consulting agreement.

During the year ended December 31, 2014, the Company issued stock pursuant to debt settlement agreements as follows:

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

On October 3, 2014, the Company issued 35,000,000 common shares for settlement of $35,000 of stockholder debt, for a loss on settlement of $2,096,500, assigned from the stockholder notes payable originating on April 17, 2012 ($15,000) and April 25, 2012 ($20,000).

On December 18, 2014, the Company issued 20,000,000 common shares for settlement of $35,000 of stockholder debt, for a loss on settlement of $1,128,000, assigned from the stockholder notes payable originating on July 23, 2013.

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

Results of Operations

Limited Revenues

During the fiscal year ended December 31, 2014 we generated license revenues of $0 and educational and consulting revenue of $1,031 compared to $76,938 in license revenue and $5,606 in educational and consulting revenues for the year ended December 31, 2013.  As of December 31, 2014, we had an accumulated deficit of $109,393,306.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

Our net loss increased from $5,934,301 for the fiscal year ended December 31, 2013 to $16,884,764 for the fiscal year ended December 31, 2014 representing an increase of $10,950,463.  For the fiscal year ended December 31, 2014, our net loss per share was $0.02, compared to a net loss per share of $0.01 per share for the fiscal year ended December 31, 2013.

Expenses

Total operating expenses increased from $5,753,137 for the fiscal year ended December 31, 2013 to $15,887,336 for the fiscal year ended December 31, 2014 representing an increase of $10,134,199.

Bad debt expense decreased from $143,062 for the fiscal year ended December 31, 2013 resulting from a provision for uncollected license fees to $0 for 2014.

Our professional fees decreased $24,219 to $90,048 for the fiscal year ended December 31, 2014 compared to $114,267 for the fiscal year ended December 31, 2013.  This decrease was due to reduced legal services under agreements and other legal associated with increase securities filing activity and business ventures.

The loss on settlement of liabilities increased from $2,305,650 for the year ended December 31, 2013 to $5,357,447 in 2014.  This increase was due to increased settlement of liabilities through stock and resulting losses on the settlements. Our general and administrative expenses increased by $6,816,407 from $3,213,496 for the fiscal year ended December 31, 2013 to $10,029,903 for fiscal year ended December 31, 2014.  The increase in general and administrative expenses was mainly due to an increase in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2014, our current assets totaled $410,326 which was comprised of $10,061 in cash and cash equivalents, $8,670 in other receivables, $136,469 in accounts receivable-related party, $,97,626 in prepaid expenses, and $157,500 in marketable securities.  As of December 31, 2014, we had $971,500 in deposits and total assets of $1,381,826.  As of December 31, 2014 we had a working capital deficit of $3,544,953.

Our net loss of $16,884,764 for the year ended December 31, 2014 was mostly funded by private placements of stock and debt financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2014 our cash position increased by $9,118.

During the year ended December 31, 2014, we received net cash of $562,548 from financing activities compared to $446,595 for the same period in 2013.  We used net cash of $493,276 in operating activities for the fiscal year ended December 31, 2014 compared to $432,467 for the same period in 2013.  And we used net cash of $60,154 in investing activities compared for the fiscal year ended December 31, 2014 compared to using net cash of $36,745 for the same period in 2013.

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the year ended December 31, 2014 using the Black-Scholes option valuation model.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp. (“IVC”), to avoid default on approximately $1.8 million in promissory notes due, to extend due dates to March 31, 2015.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.  On July 1 and October 1, 2014, IVC assigned $251,751 and $420,000 in promissory notes to Intrinsic Capital Corp. (“ICC”), respectively.  On November 1, 2014, IVC assigned a total of $1,108,896 promissory notes to Embella Holdings Ltd. (“EHL”).  As of April 1, 2015, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the due dates and/or settle the debt.  IVC, ICC, and EHL are all under common ownership.

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

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500.  The Company recorded an equivalent deposit for the year ended December 31, 2014 until the acquisition of assets closes, which is anticipated during fiscal 2015 once all assets are identified with supported fair market values and the transfer of land title is completed.

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

As of December 31, 2014, the Company had four directors/executives under management services contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Science, Inc.

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc. and its subsidiaries (the “Company”), as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 17, 2015

F-2

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2014 and 2013
	December 31,	December 31,
	2014	2013
	$	$
ASSETS
Current Assets
Cash	10,061	943
Other receivables	8,670	697
Prepaid expenses and deposits	97,626	-
Loans receivable, related party	50,000	76,315
Marketable securities (Note 3)	-	225,000
Total current assets	166,357	302,955

Computer and Equipment, net of accumulated
depreciation of $13,716 and $12,200 (Note 9)	-	1,516
Deposits (Note 10)	971,500	-
Equity method investee (Note 11)	243,969
Goodwill (Note 1)	-	66,274
Intangibles, net of accumulated amortization (Note 12)	-	206,709
TOTAL ASSETS	1,381,826	577,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	153,094	165,839
Accrued expenses, primarily management fees (Note 5)	1,716,807	1,336,904
Advances from related parties (Note 5)	203,892	191,344
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,581,486	2,102,186
Total current liabilities and total liabilities	3,955,279	4,096,273

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2014 and December 31, 2013	1,000	1,000
Common stock, $.001 par value, 850,000,000 shares authorized,
1,032,123,906 issued and outstanding as of December 31, 2014 and
770,523,906 at December 31, 2013	1,032,124	770,524
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Prepaid consulting	(4,448,696)	(3,553,296)
Additional paid-in capital	110,256,424	91,771,495
Accumulated deficit	(109,393,306)	(92,508,542)
Cumulative exchange translation	(20,999)	-
Total stockholders' deficit	(2,573,453)	(3,518,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,381,826	577,454

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	$	$
Revenue	1,031	82,544

Operating Expenses
Professional fees	90,048	114,267
Impairment loss on goodwill	66,274	-
Inventory write-down	-	8,895
Net loss on settlement of liabilities	5,357,447	2,305,650
Depreciation and amortization	208,225	110,829
Research and development	135,439	-
General and administrative	10,029,903	3,213,496
Total operating expenses	15,887,336	5,753,137
Net Operating Profit (Loss)	(15,886,305)	(5,670,593)

Other Income (Expense)
Interest income, net	-	7
Interest expense, net	(65)	(1,173)
Debt refinancing costs	(833,000)
Gain on sale of JV assets	-	262,250
Gain on derecognized liabilities	-	37,458
Warrant expense	(97,894)	-
Unrealized gain (loss) on equity investee	(90,000)	-
Unrealized gain (loss) on marketable securities	22,500	(562,250)
Total other income (expense)	(998,459)	(263,708)
Net Loss	(16,884,764)	(5,934,301)

Other Comprehensive Income	-	-
Foreign exchange translation adjustment	(20,999)	-
Total other comprehensive income	(20,999)	-

Net Comprehensive Loss	(16,905,763)	(5,934,301)

Net loss per common share
- Basic and diluted	$ (0.02)	$ (0.01)

Weighted average number of
common shares outstanding	869,816,372	719,291,753

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2012 to December 31, 2014

					Additional
	Common		Preferred		Paid-in	Prepaid	Accumulated
	Shares	Par $	Shares	Par $	Capital $	Consulting	Deficit $	Foreign Exchange Translation $	Totals $
Balance at December 31, 2012	663,790,573	663,791	666,666	667	86,604,888	(2,864,070)	(86,574,241)	-	(2,168,965)
Common stock issued for services	57,900,000	57,900	-	-	2,314,621	(1,362,891)	-	-	1,009,630
Common stock issued for debt	48,000,000	48,000	-	-	2,328,150	-	-	-	2,376,150
Common stock issued for private placement	833,333	833	-	-	24,167	-	-	-	25,000
Preferred stock issued for services	-	-	333,334	333	499,669	(500,002)	-	-	-
Amortization of prepaid consulting	-	-	-	-	-	1,173,667	-	-	1,173,667
Net loss for the period	-	-	-	-	-	-	(5,934,301)	-	(5,934,301)
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	-	(3,518,819)
Common stock issued for services	151,100,000	151,100	-	-	10,120,035	(4,558,065)	-	-	5,713,070
Common stock issued for settlement of liabilities and debt	87,000,000	87,000	-	-	5,486,000	-	-	-	5,573,000
Common stock issued for debt extension	5,000,000	5,000	-	-	828,000	-	-	-	833,000
Common stock issued for private placement	4,000,000	4,000	-	-	996,000	-	-	-	1,000,000
Common stock issued for deposit to acquire assets	14,500,000	14,500	-	-	957,000	-	-	-	971,500
Extension of warrant expiry	-	-	-	-	97,894	-	-	-	97,894
Amortization of shares issued for services	-	-	-	-	-	3,662,665	-	-	3,662,665
Net loss for the period	-	-	-	-	-	-	(16,884,764)	-	(16,884,764)
Foreign exchange translation	-	-	-	-	-	-	-	(20,999)	(20,999)
Balance at December 31, 2014	1,032,123,906	1,032,124	1,000,000	1,000	110,256,424	(4,448,696)	(109,393,306)	(20,999)	(2,573,453)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(16,884,764)	(5,934,301)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,516	6,000
Amortization	206,709	104,829
Stock issued for services	9,375,735	2,183,297
Stock issued for debt extension	833,000	-
Gain on joint ventures	-	(262,250)
Loss on equity investee	90,000	-
Gain on marketable securities	(22,500)	562,250
Loss on settlement of liability	16,447	-
Loss on settlement of debt	5,341,000	2,305,650
Loss on disposal of assets	-	8,896
Impairment loss on goodwill	66,274	-
Warrant expense	97,894	-
Foreign exchange translation adjustment	(20,999)	-
Changes in operating assets and liabilities:
Other receivables	(7,973)	(697)
Prepaid expenses and deposits	(97,626)	110
Accounts payable	755	546,896
Accrued expenses, primarily management fees	511,256	46,853
NET CASH USED IN OPERATING ACTIVITIES	(493,276)	(432,467)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in Endocan Corporation	(10,154)	-
Repayment from loans receivable, related parties	-	10,663
Advances receivable, related parties	(50,000)	(86,745)
Repayment from advances receivable, related party	-	39,337
CASH FLOWS USED IN INVESTING ACTIVITIES	(60,154)	(36,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officers	12,548	-
Repayments of advances from officers	-	(1,702)
Proceeds from notes payable to stockholders	-	369,000
Repayments of notes payable to stockholders	(450,000)	(155)
Repayments of advances from related parties	-	(18,000)
Proceeds on advances from related parties	-	72,452
Proceeds from sale of common stock	1,000,000	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	562,548	446,595
NET INCREASE (DECREASE) IN CASH	9,118	(22,617)
CASH, BEGINNING OF PERIOD	943	23,560
CASH, END OF PERIOD	10,061	943

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	10,271,135	2,372,521
Common stock issued for settlement of debt	5,573,000	2,376,150
Debt converted into common stock	87,000	46,500
Common stock issued for assets	971,500	-
Common stock issued for debt extension	833,000	-
Preferred stock issued for services	-	500,002
Equity investment in Endocan Corporation	333,969	-
Marketable securities acquired through sale of JVs	-	262,250
Accounts payable paid through note payable, stockholder	13,500	517,992
Accounts payable paid by related parties	-	21,891
Repayments from advances receivable, related party	-	39,337
Loans receivable, related party reduced by debt payment	-	11,964
Advances and accounts receivable, related party reduced by debt payment	-	113,036
Intangibles, CCI allocated to goodwill	-	22,000
Intangibles, CCI allocated to intangibles	-	125,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and General Description of Business

Cannabis Science, Inc.  (“We” or “the Company”), was incorporated under the laws of the State of Colorado, on February 29, 1996, as Patriot Holdings, Inc.  On August 26, 1999, the Company changed its name to National Healthcare Technology, Inc. On June 6, 2007, the Company changed its name from National Healthcare Technology, Inc., to Brighton Oil & Gas, Inc., and converted to a Nevada corporation.  On March 25, 2008 the Company changed its name to Gulf Onshore, Inc.  On April 6, 2009, the Company changed its name to Cannabis Science, Inc., and obtained a new CUSIP number.

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

On November 20, 2014, the Company signed an amendment to the license agreement with Apothecary Genetics Investments LLC.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary.  The Company anticipated closing the purchase in fiscal 2015 once all assets are identified with supported fair market values and the transfer of land title is completed.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2014 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2014 and 2013.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company’s.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  Full impairment of GGECO was recognized and all goodwill was written off at December 31, 2014.

The operating results of Cannabis Consulting, Inc. (“CCI”), acquired on March 21, 2012, for the period March 21, 2012 through December 31, 2012 and January 1, 2013 through December 31, 2013 were consolidated with the consolidated financial statements of the Company.  The s-type corporation of CCI was dissolved in 2012 and all operations combined into the Company’s.  The Company has allocated $125,000 of the purchase price to intangibles based on an internal valuation in addition to $22,000 of goodwill.  Full impairment of CCI was recognized and all goodwill was written off at December 31, 2014.

In 2012, the Company formed Cannabis Science Europe GmbH (“CSE”) to operate joint-venture operations with dupetit Natural Products Ltd.  The JV asset was sold to Endocan Corporation (formerly X-Change Corporation) on December 12, 2012.  No operations had commenced at the time of sale of the JV asset.  For the year ended December 31, 2013, CSE had minimal expenditures in the normal course of winding up the entity subsequent to the disposal of the JV asset.  The Company is in the process of dissolving CSE.

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  The Company has commenced some operating activities with cultivation in Spain and product development in 2014.  Mario Lap, director of the Company and director and officer of Cannabis Science B.V. manages the day-to-day operations through his private companies MLS BV and MJR BV, both Netherlands registered companies.

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company has agreed to issue shares to the principals and shareholders of MGT.  Subsequent to the year ended December 31, 2014, the Company agreed to close the transaction with the principals of MGT under the proposal letter on February 20, 2015.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2014.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five years.  The Company determined full impairment on goodwill and recorded a charge of $66,274 for the year ended December 31, 2014.

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

The Company recorded an impairment loss on goodwill of $66,274 for the year ended December 31, 2014 and recorded no impairment loss for year ended December 31, 2013 that was included in operating expenses and resulting net operating loss.

J. Research and Development Expenses

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.  No identifiable intangible assets have been recorded as of December 31, 2014.

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

The Company is working with its accountants to prepare and file overdue federal tax returns for 2008 through 2014, which are anticipated to be completed and filed in fiscal 2015.

L. Marketable Securities

Under ASC Topic 210; Regulation S-X “Marketable Securities”, the Company is required to measure all marketable securities at their carrying value while recognizing unrealized gains and losses as of the reporting date.

M. Stock-Based Compensation

Under  ASC Topic 718, “Compensation-Stock Compensation”, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.

N.  Revenue Recognition

Revenue is recognized at the time the educational materials or online seminars are provided and billed to the customer and substantially all related obligations of the Company have been performed.  License fees and joint-venture profit sharing when evidenced by executed agreements, and other fees are recognized when earned and collection is reasonably assured.

O. Recent Accounting Pronouncements

During the year ended December 31, 2014 and through April 17, 2015, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $109,393,306 and had a stockholders’ deficit of $2,573,453 at December 31, 2014.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2014, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  MARKETABLE SECURITIES

See Note 5 for transaction details on 7,500,000 common shares in the Endocan Corporation (OTC: ENDO).  The fair market value of marketable securities held by the Company at December 31, 2014 was $0 (December 31, 2013: $225,000).  See Note 11 for accounting of this investment using the equity method pursuant to ASC 323 –Investments – Equity Method and Joint Ventures.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at December 31, 2014.

Investment in marketable securities: Trading securities valued at the closing price of Endocan Corporation shares held by the Company at year end.

Intangibles from GGECO and CCI acquisitions:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2014 and 2013.

December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$225,000	$-	$-	$225,000
Intangibles from acquisitions, GGECO and CCI,
net of accumulated amortization	-	-	237,480	237,480
Total assets as of December 31, 2013	$225,000	$-	$237,480	$462,480

December 31, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$157,500	$-	$-	$157,500
Intangibles from acquisitions GGECO and CCI,
net of accumulated amortization	-	-	-	-
Total assets as of December 31, 2014	$157,500	$-	$-	$157,500

5.  RELATED PARTY TRANSACTIONS

At December 31, 2014, a total of $191,344 (December 31, 2013: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At December 31, 2014, $12,101 (December 31, 2013: $0) was due to MLS Lap BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At December 31, 2014, $447 (December 31, 2013: $0) was due to Robert Melamede, former CEO.

At December 31, 2014, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTCBB: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of Endocan, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at December 31, 2014 was determined to be $0.021 per share or $157,500 with the Company recording an unrealized gain of $22,500 for the year ended December 31, 2014 and an unrealized loss of $562,250 for the year ended December 31, 2013.

On November 5, 2014, the Company transitioned to equity method investee account for the Endocan shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2014, the Company recorded an impairment on the equity method investee account of $90,000 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of Endocan. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.  Raymond Dabney, CEO is the controlling shareholder of Endocan Corporation.

For the year ended December 31, 2014, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney[1]	CEO	$ 1,091,115
Dr. Dorothy Bray	Former CEO	1,440,970
Dr. Robert Melamede	Former CEO	210,803
Dr. Richard Ogden	CSO	150,337
Robert Kane	CFO	815,350
Chad S. Johnson, Esq.	COO and General Counsel	1,292,600
Mario Lap	Director	1,362,600
		$6,363,775

1Including compensation to entities beneficially owned/control by the related parties

On October 29, 2014, the Company closed its trust account with Chae Law and paid all remaining funds in trust totaling $54,778 to Old West Entertainment Corp. as instructed by Raymond Dabney, CEO, as payment of management fees owing to Mr. Dabney.

Raymond Dabney, CEO is a controlling shareholder and Chad S. Johnson, COO/General Legal Counsel of ImmunoClin Corporation (OTC: IMCL), respectively.  ImmunoClin performs laboratory services and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre.

See Note 8 -Equity Transactions for details of stock issuances to director and officers for services.

Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MJR BV and MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup in fiscal 2015 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

Notes payable to Intrinsic Venture Corp. totaled $0 and $1,831,969 at December 31, 2014 and 2013, respectively.  On July 1, 2014, IVC assigned a total of $251,371 promissory notes payable by the Company to Intrinsic Capital Corp.  On October 1, 2014, IVC assigned a total of $420,000 promissory notes payable by the Company to Intrinsic Capital Corp.  On November 1, 2014, IVC assigned a total of $1,108,896 promissory notes to Embella Holdings Ltd.  Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $0 at December 31, 2014 and 2013, respectively.  As of April 1, 2015, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $302,088 and $120,217 at December 31, 2014 and 2013, respectively. See Note 6.

Notes payable to Richard Cowan, former director and CFO totaled $150,000 and $0 at December 31, 2014 and 2013, respectively.  See Note 6.

On July 25, 2014, Bogat Family Trust, Raymond Dabney trustee, representing a majority of Series A preferred stockholders, signed a resolution to approve an amendment to the certificate of designation preferences and rights for Series A preferred shares. Pursuant to the amendment filed with the Nevada Secretary of State, the voting rights of Series A preferred stockholders was changed from 1,000 votes per share to 67% of the total vote on all shareholder matters.  No common stockholders voted on this amendment.

6.  NOTES PAYABLE

As of December 31, 2014, a total of $1,581,486 (December 31, 2013: $2,102,186) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 23, 2014 through March 31, 2015.   Promissory notes totaling $72,987 were in default on December 31, 2014.  $150,000 in promissory notes is due to Richard Cowan, former director and CFO of the Company.  On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on April 7, 2015 to settle the debt owed to Cowan.  All promissory notes are unsecured.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates to March 31, 2015.  The Company agreed to issue 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.  On July 1 and October 1, 2014, IVC assigned $251,751 and $420,000 in promissory notes to Intrinsic Capital Corp. (“ICC”), respectively.  On November 1, 2014, IVC assigned a total of $1,108,896 promissory notes to Embella Holdings Ltd. (“EHL”).  As of April 1, 2015, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the due dates and/or settle the debt.  IVC, ICC, and EHL are all under common ownership.

7.  INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $20,367,959 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2014 and 2013, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $59,900,000 and $43,000,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2034 for federal tax purposes and 2019 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2014 and 2013.

	2014	2013
Deferred tax assets:
NOL expense (benefit)	$(20,367,959)	$(14,599,039)
Less: valuation allowance	20,367,959	14,599,039
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
Income tax expense (benefit) at
statutory federal rate	$(5,747,959)	34%	$(2,017,662)	34%
State income taxes
NOL limitation (Note 3)
Increase (decrease) in valuation allowance	5,747,959	-34%	2,017,662	-34%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

8.  EQUITY TRANSACTIONS

The Company is authorized to issue 850,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,032,123,906 and 770,523,906 issued and outstanding as of December 31, 2014 and 2013, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2014 and 2013.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of December 31, 2014 and 2013.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of December 31, 2014, the Company has issued 47,250,000 common shares as compensation under the plan to various executives and consultants of the Company.

On April 28, 2014, the Company filed a Form S-8 (file no. 333-195510) registering 6,500,000 common shares under a 2014 Stock Compensation Plan A.  As of December 31, 2014, the Company has issued 6,000,000 common shares as compensation under the plan to various executives and consultants of the Company.

On July 25, 2014, Bogat Family Trust, Raymond Dabney trustee, representing a majority of Series A preferred stockholders, signed a shareholder resolution to approve an amendment to the certificate of designation preferences and rights for Series A preferred shares.  Pursuant to the amendment filed with the Nevada Secretary of State, the voting rights of Series A preferred stockholders was changed from 1,000 votes per share to 67% of the total vote on all shareholder matters.  No common stockholders voted on this resolution or amendment.

On September 22, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized from 951,000,000 to 1,601,000,000 shares.  The number of authorized shares of common stock increased from 850,000,000 to 1,500,000,000.

On October 10, 2014, the Company filed a Form S-8 (file no. 333-199251) registering 6,500,000 common shares under a 2014 Stock Compensation Plan B.  As of December 31, 2014, the Company has issued 6,000,000 common shares as compensation under the plan to various executives and consultants of the Company.

On December 5, 2014, the Company filed a Form S-8 (file no. 333-200747) registering 50,000,000 common shares under a 2014 Stock Compensation Plan C.  As of December 31, 2014, the Company has issued 39,960,310 common shares as compensation under the plan to various executives and consultants of the Company.

During the year ended December 31, 2014, the Company issued the following common stock:

During the fiscal year ended December 31, 2014, we sold the following shares in an unregistered offering:

On March 8, 2014, the Company issued a private placement offering for 4,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 under the private placement offering were received by the Company.  The weighted-average fair value of warrants and related warrant expense was estimated to be $97,894 for the year ended December 31, 2014 using the Black-Scholes option valuation model.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2014, the Company issued stock pursuant to consulting agreements with several parties as follows:

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

On January 21, 2014, the Company issued 1,000,000 S-8 registered free-trading shares and 1,500,000 Rule 144 restricted shares of common stock to a consultant for services under a January 21, 2014 management agreement.  The fair market value of the shares was $0.1135 per share or $283,750.

On January 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $14,200 or $0.142 per share to Dr. Richard Ogden, CSO for services for the month of January 2014 pursuant to his February 26, 2012 management agreement for services.

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

On February 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $17,700 or $0.177 per share to Dr. Richard Ogden, CSO for services for the month of February 2014 pursuant to his February 26, 2012 management agreement for services.

On March 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $18,240 or $0.1824 per share to Dr. Richard Ogden, CSO for services for the month of March 2014 pursuant to his February 26, 2012 management agreement for services.

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates to March 31, 2015.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

On April 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $10,200 or $0.102 per share to Dr. Richard Ogden, CSO for services for the month of April 2014 pursuant to his February 26, 2012 management agreement for services.

On April 26, 2014, the Company issued 1,300,000 S-8 registered free-trading shares of common stock with a fair market value of $125,190 or $0.0963 per share to a consultant for services under a 6-month consulting agreement.

On April 30, 2014, the Company issued 1,500,000 S-8 registered free-trading shares of common stock with a fair market value of $126,600 or $0.0844 per share to each of Dorothy Bray, Chad S. Johnson, Robert Kane, and Mario Lap directors and officers of the Company for bonuses under prior management agreements.

On May 20, 2014, the Company entered into a one-year Scientific Advisor Consulting Agreement with Robert Melamede, Ph.D.  Under the Agreement, Dr. Melamede will be compensated 250,000 Rule 144 restricted common shares with a fair market value of $17,525.  In addition, he was paid $25,000 owed for accrued management fees within 30 days.  6,967,085 Rule 144 restricted common shares are to be issued for settlement of $387,696 in accrued management fees and $100,000 in bonuses.

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

On May 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $8,090 or $0.0809 per share to Dr. Richard Ogden, CSO for services for the month of May 2014 pursuant to his February 26, 2012 management agreement for services.

On June 1, 2014, the Company entered in to a Senior Advisor Agreement with Dr. Roscoe M. Moore Jr.  The Company agreed to issue to the consultant the equivalent of $6,000 per month in Rule 144 restricted common stock that are to be issued each quarter.   The Company agreed to issue 400,000 Rule 144 restricted shares of common stock within three months of signing the agreement.

On June 25, 2014, the Company issued 1,500,000 shares of common stock with a fair market value of $150,000 or $0.10 per share to Dr. Richard Ogden, CSO for services under a new two-year management agreement.  The share issuance also satisfies prior consulting fees owing to Dr. Ogden totalling $14,000 under his prior management agreement.

On June 26, 2014, the Company issued 100,000 shares of common stock with a fair market value of $9,990 or $0.0999 per share to Dr. Richard Ogden, CSO for services for the month of June 2014 pursuant to his February 26, 2012 management agreement for services.

On September 28, 2014, the Company issued 10,000,000 shares of common stock with a fair market value of $470,000 to ImmunoClin Limited for services pursuant to a 1-year laboratory services agreement to work on development of CBN formulations pursuant to the Unistraw JV.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to BHD Holdings pursuant to management agreement.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to Chad S. Johnson, director and COO pursuant to management agreements.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to MLS Lap BV pursuant to management agreement.

On October 16, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $235,000 to Robert Kane pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Dr. Dorothy Bray pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Robert Kane pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Chad S. Johnson pursuant to management agreement.

On October 16, 2014, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $164,500 to Mario Lap pursuant to management agreement.

On October 16, 2014, the Company issued 1,000,000 shares of Rule 144 restricted common stock with a fair market value of $47,000 to Greta Gains pursuant to management agreement.

On October 16, 2014, the Company issued 2,500,000 shares of Rule 144 restricted common stock with a fair market value of $117,500 to Dr. Roscoe Moore Jr. pursuant to amended management agreement.

On October 16, 2014, the Company issued 1,000,000 shares of S-8 registered free-trading common stock with a fair market value of $47,000 to Dr. Roscoe Moore Jr. pursuant to settle prior management fees owing.

On October 24, 2014, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $180,000 to Dr. James Macdonald pursuant to management agreement.

On November 5, 2014, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $174,750 to Nick Ayling pursuant to management agreement.

On November 5, 2014, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $1,048,500 to Raymond Dabney, President/CEO and director pursuant to management agreement.

On November 20, 2014, the Company issued 14,500,000 shares of Rule 144 restricted common stock with a fair market value of $971,500 to Apothecary Genetics Investments, LLC pursuant to addendum to license agreement for services, increased royalties, and acquired land, building and equipment.

On November 20, 2014, the Company issued 11,500,000 shares of S-8 registered free-trading common stock with a fair market value of $770,500 to Bret Bogue pursuant to management agreement and addendum to license agreement with AGI.

On November 23, 2014, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $35,000 to Biodiversity pursuant to consulting agreement.

On November 25, 2014, the Company issued 2,500,000 shares of Rule 144 restricted common stock with a fair market value of $154,500 to KBLH BV pursuant to consulting agreement.

On November 25, 2014, the Company issued 2,500,000 shares of S8 registered free-trading common stock with a fair market value of $154,500 to Khadija Benlhassan pursuant to consulting agreement.

On December 1, 2014, the Company issued 500,000 shares of S-8 registered free-trading common stock with a fair market value of $29,500 to James Mills pursuant to consulting agreement.

On December 4, 2014, the Company issued 450,000 shares of S-8 registered free-trading common stock with a fair market value of $26,100 to James Mills pursuant to consulting agreement.

On December 5, 2014, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $313,500 to Amandip Jagpal pursuant to addendum to consulting agreement.

On December 5, 2014, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $313,500 to Harpreet Hayer pursuant to addendum to consulting agreement.

During the year ended December 31, 2014, the Company issued stock pursuant to debt settlement agreements as follows:

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

On October 3, 2014, the Company issued 35,000,000 common shares for settlement of $35,000 of stockholder debt, for a loss on settlement of $2,096,500, assigned from the stockholder notes payable originating on April 17, 2012 ($15,000) and April 25, 2012 ($20,000).

On December 18, 2014, the Company issued 20,000,000 common shares for settlement of $20,000 of stockholder debt, for a loss on settlement of $1,128,000, assigned from the stockholder notes payable originating on July 23, 2013.

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

On March 31, 2014, the Company entered into a Debt Extension Agreement with Intrinsic Venture Corp., to avoid default on approximately $1.8 million in promissory notes due, to extend due dates to March 31, 2015.  The Company agreed to issue 5,000,000 rule 144 restricted shares of common stock with a fair market value of $0.1666 per share or $833,000 as consideration for the extensions on the aforementioned promissory notes.

Stock Options:

The following options were issued to the Company’s V.P of investor relations, CFO and Director for services under a September 16, 2011 agreement:

(i)

the option to purchase 100,000 common shares at ten cents ($0.10) per share;

(ii)

the option to purchase 100,000 common shares at twenty cents ($0.20) per share;

(iii)

the option to purchase 500,000 common shares at thirty five cents ($0.35) per share; and

(iv)

the option to purchase 1,000,000 common shares at fifty cents ($0.50) per share.

A summary of the status of the Company’s option grants as of December 31, 2014 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2013	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding December 31, 2014	1,700,000	$0.41

Options exercisable at December 31, 2014	1,700,000	$0.41

These options do no expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended December 31, 2014 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

9.  EQUIPMENT

                                                                                        Accumulated                                                        Net Book Value

                                                             Cost                   Depreciation                 December 31, 2014       December 31, 2013

Equipment                                      $    3,000                       $    3,000                                    $          -                      $           -

Laboratory equipment                               -                                     -                                                 -                                   -

Software                                               5,000                             5,000                                               -                               1,516

Computers                                            5,716                             5,716                                               -                                  -

                                                         $  13,716                       $  13,716                                      $      -                        $     1,516

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

10.  DEPOSITS

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500.  The Company recorded an equivalent deposit for the year ended December 31, 2014 until the acquisition of assets closes, which is anticipated during fiscal 2015 once all assets are identified with supported fair market values and the transfer of land title is completed.

11.  EQUITY METHOD INVESTEE

On November 5, 2014, the Company accounted for its investment and loans in Endocan Corporation using the equity method pursuant to ASC 323 – Investments – Equity Method and Joint Ventures.  In accordance with ASC 323, when the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent.

The accounting using the equity method is in conjunction with appointment of Raymond Dabney as CEO and director of the Company on November 5, 2014, in addition to Mr. Dabney being a controlling shareholder of the Company since September 2009 and a controlling shareholder of Endocan Corporation since June 2013.  Therefore, the Company was deemed to have significant influence and control of Endocan Corporation.

On November 5, 2014, the Company recorded $247,500 in marketable securities and $86,469 in loans to Endocan Corporation to its equity method investee account in accordance with ASC 323.  An impairment on the equity method investee account of $90,000 was recognized for the year ended December 31, 2014 due to the non-temporary decline in the value of Endocan marketable securities.

12. INTANGIBLE ASSETS

	December 31, 2014	December 31, 2013
Intellectual assets, primarily intellectual property	$ 445,299	$ 445,299
Less accumulated amortization	(445,299)	(238,590)
Total intangible assets, net	$ -	$ 206,709

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

The Company determined impairment and fully amortized all intangibles at December 31, 2014.

13.  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2014, the following transactions occurred:

On January 1, 2015, the Company effectively issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $349,500 to two consultant for services under 2014 agreements.

On January 1, 2015, the Company issued 6,000,000 Rule 144 restricted shares of common stock to Intrinsic Venture Corp. for settlement of $300,000 of accounts payable, for a loss on settlement of $119,400.

On January 1, 2015, the Company issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $349,500 to Chad S. Johnson, COO/General Legal Counsel for services under a November 25, 2014 management agreement.

On January 1, 2015, the Company entered into an agreement and issued 545,000 shares of S8 registered free-trading common stock with a fair market value of $29,485 to a consultant for services.

On January 15, 2015, the Company entered into an agreement and issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $997,500 to Richard Cowan, former CFO for services.

On January 15, 2015, the Company issued 10,000,000 shares of common stock to an accredited investor at $0.25 under a private placement.  Gross proceeds of $250,000 were received by the Company.

On January 15, 2015, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $997,500 for settlement of $150,000 in liabilities for loss on settlement of $847,500.

On January 18, 2015, Mario Lap, the Company’s director and director and officer of EU subsidiaries, loaned $4,031 to Cannabis Science BV a wholly-owned subsidiary of the Company.

On January 20, 2015, the Company entered into an agreement and issued 5,000,000 shares of Rule 144 restricted common stock with a fair market and 8,240,310 shares of S8 registered free-trading common stock with a fair market value of to Robert Kane, CFO for services.

On January 29, 2015, the Company paid $120,000 in cash to Old West Entertainment Corp. as instructed by Raymond Dabney, CEO, as payment of management fees owing to Mr. Dabney.

On January 31, 2015, the Company issued 2,726,000 shares of S8 registered common stock with a fair market value of $$158,926 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On January 31, 2015, the Company issued 2,726,000 shares of S8 registered common stock with a fair market value of $$158,926 to Raymond Dabney, CEO, for services under November 5, 2014 agreement.

On January 31, 2015, the Company issued 4,318,000 shares S8 registered free-trading common stock with a fair market value of $30,000  to Chad S. Johnson, COO/General for services under November 25, 2014 agreement.

On February 20, 2015, the Company issued 30,828,080 common shares for settlement of $30,828 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,510,576, from the stockholder notes payable originating on July 23, 2013 ($18,328), August 15, 2013 ($1,250), August 30, 2013 ($1,250), and September 9, 2013 ($10,000).

On February 20, the Company entered into an agreement and issued 300,000 shares of Rule 144 restricted common stock with a fair market value of $15,000 to each of four consultants to services in conjunction with the MGT acquisition.

On March 3, 2015, the Company entered into an agreement and issued 7,500,000 shares of S8 registered free-trading common stock and 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $625,000 to John Dalaly, President of MGT for services in conjunction with the MGT acquisition.

On March 16, 2015, the Company entered into an agreement and issued 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S8 registered common stock with a fair market value of $255,000 to each of two consultants.

On March 16, 2015, the Company entered into an agreement and issued 5,000,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S8 registered common stock with a fair market value of $382,500 to a consultant for services.

On March 16, 2015, the Company entered into an agreement and effectively issued 1,000,000 shares of S8 registered free-trading common stock with a fair market value of $51,000 to a consultant for services.

On March 26, 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of S8 registered free-trading common stock with a fair market value of $222,500 to a consultant for services.

On March 26, 2015, the Company entered into an agreement and effectively issued 3,000,000 shares of S8 registered free-trading common stock with a fair market value of $133,500 to a consultant for services.

On March 26, 2015, the Company entered into an agreement and effectively issued 2,500,000 shares of Rule 144 restricted common stock with a fair market value of $111,250 in addition to 2,500,000 stock options exercisable at $0.04 per share to a consultant for investor relations services.

On March 27, 2015, the Company’s CFO, Robert Kane, loaned Michigan Green Technologies LLC $52,500 secured by a non-interest bearing promissory note due within 30 days of MGT liquidating shares in Cannabis Science, Inc. to repay the debt.  As of February 20, 2015, the Company closed on its acquisition and now owns a majority 50.1% interest in MGT.

Common shares reconciliation table:

Issued and outstanding as of December 31, 2014…                                        1,032,123,906

Pending and subsequent event issuances…                                                      153,083,390

Unissued and outstanding as of April 17, 2015…                                            1,185,207,296

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

Based upon an evaluation conducted for the year ended December 31, 2014, our Chief Executive and Chief Financial Officer as of December 31, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

Failure of management to provide timely information for financial reporting resulting in late filings.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2014.  Based on its evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2014, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE

Raymond C. Dabney	50	CEO and Director	2014

Chad S. Johnson, Esq.	46	Director, COO and General Legal Counsel	2012
Robert Kane	39	CFO and Director	2013
Mario Lap	63	Director	2013
Dr. Richard Ogden	60	CSO	2013

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

On November 5, 2014, Dr. Dorothy Bray resigned as CEO and director of the Company and subsidiaries.

On November 5, 2014, Raymond Dabney was appointed CEO and director of the Company and subsidiaries

Mr. Dabney has been working as a managing consultant with the Company since October 2008.  Mr. Dabney will serve as Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Dabney and any other person pursuant to which he was selected as an officer or director.  There are no family relationship between Mr. Dabney and any of our officers or directors.  Mr. Dabney has been director and CEO of Crown Baus Capital Corp. (OTC: CBCA) since January 13, 2015 and controlling shareholder of CBCA since February 2014.  During the past five years, Mr. Dabney has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.  Mr. Dabney is trustee of Bogat Family Trust a controlling shareholder of the Company since September 2009 and owner of 1,000,000 shares of Series A preferred stock with 67% voting control of the Company.

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

Mr. Robert Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as CFO of Cannabis Science since November 2013 and vice president of investor relations since September 2011.

We have no audit committee.  The Company has a compensation committee consisting of two directors, Raymond C. Dabney, CEO and Chad S. Johnson, COO/General Legal Counsel.

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

Raymond Dabney, CEO and director, Mario Lap, director and director and officer of EU subsidiaries and Robert Kane, CFO and director, Bogat Family Trust, controlling shareholder, and Robert Melamede, former CEO and controlling shareholder did not file required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014.  Mr. Dabney subsequently filed one required report in January 2015.  The Company has instructed these parties to file required reports and will take appropriate action, where possible, if the delinquencies continue.

To our knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2014, all other Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Code of Ethics for the Chief Executive Officer, the Principal Financial Officer, and the Chief Operating Officer.

Our Board of Directors has adopted the Code of Ethical and Professional Standards of National Healthcare Technology, Inc. (predecessor to Cannabis Science, Inc.) and Affiliated Entities Code of Business Conduct and Ethics that applies to its officers and employees effective on April 11, 2007.  We will provide any person without charge, a copy of our code of ethics, upon receiving a written request in writing addressed to the Company at the Company's address, attention: Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2014, the Company accrued a total of $6,538,553 in executive and prepaid stock compensation that includes $309,778 paid for management fees and salaries.1  The table below shows the compensation split:

	Cash /Accrued Compensation $	Stock Issuances $	Total Compensation $
Raymond Dabney	114,778	1,091,115	1,205,893
Dorothy Bray, Ph.D.*	105,000	1,395,970	1,500,970
Chad S. Johnson	45,000	1,247,600	1,292,600
Mario Lap	22,500	1,340,100	1,362,600
Robert Kane	22,500	792,850	815,350
Dr. Richard Ogden	-	150,337	150,337
	309,778	6,017,972	6,538,553

     1 Including amounts paid through officer and director controlled management companies.

     *former director and CEO

Employment Agreements

Currently, the Company has management agreements with Raymond C. Dabney, CEO, Chad S. Johnson, COO and General Legal Counsel, Robert Kane, CFO, Dr. Richard Ogden, CSO, Mario Lap, Director and director and office of European subsidiaries, and Bogat Family Trust, Raymond C. Dabney, trustee.

Compensation of Directors

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATES STOCKHOLDER MATTERS

The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of our common stock and, in addition, by all of our directors and officers individually and as a group.

NAME AND ADDRESS _______________________	NUMBER OF SHARES OWNED BENEFICIALLY ________________	PERCENT OF SHARES OWNED _________________
Raymond C. Dabney 900 – 555 Burrard St. Vancouver, BC V7X 1M8 Canada	74,649,333	6.3%
Bogat Family Trust (1) Suite 530-650 41st Ave W Vancouver, BC V5Z 2M9 Canada	46,923,333	4.0%
Pacific One Financial Services Limited (1) 369 Queen Street. Level 4, Auckland Central, Auckland, 1010, NZ	5,000,000	0.4%
Chad S. Johnson (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	15,818,000	1.3%
Dr. Dorothy Bray (3) Rowlandson House 289-293 Ballards Lane London, UK N12 8NP	29,554,452	2.5%
Dr. Robert Melamede (3) 16 Lake Forrest Dr. Burlington, VT 05401	25,340,333	2.1%
Robert Kane (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	18,240,310	1.5%
Mario Lap (2) Koninginneweg 189 1075 CP Amsterdam, The Netherlands	15,000,000	0.7%
Dr. Richard Ogden (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	3,600,000	0.3%
ALL DIRECTORS AND EXECUTIVE OFFICERS	182,202,428	15.4%*

*Based on 1,185,207,296 issued and outstanding common stock as of April 17, 2015.

(1)  Raymond Dabney, CEO and director, is trustee of Bogat Family Trust, a British Columbia family trust and 67% voting control shareholder of the Company.  Mr. Dabney owns 80.1% of Pacific One Financial Services Limited, a New Zealand company.

(2)  Officer and Director.

(3)  Former Officer and Director.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At December 31, 2014, a total of $191,344 (December 31, 2013: $191,344) was due to Bogat Family Trust (“Bogat”), Raymond Dabney the Company’s CEO and director as trustee.  $447 (December 31, 2013: $0) officer advance was due to the Company’s former President, Robert Melamede.  $12,201 is due to MLS Lap BV owned by Mario Lap a Company director and director and officer of EU subsidiaries.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.

Dr. Melamede, former CEO, also performs management services to the Company under Management Consulting Agreements signed on February 9, 2012, January 1, 2013, and May 20, 2014.  For the year ended December 31, 2014, $210,803 was expensed for services under the Agreements.

Bogat Family Trust, Raymond Dabney trustee, and Raymond Dabney, CEO perform management services to the Company under Management Agreements signed on January 1, 2013 and February 9, 2012, respectively.  Mr. Dabney signed a new 5-year Management Agreement on November 5, 2014 in conjunction with his appointment as CEO and director. For the year ended December 31, 2014, $1,205,893 was expensed for services under the Agreements.

Former CEO and director Dorothy Bray, Ph.D. signed a new consulting agreement on November 5, 2014 to continue providing scientific consulting services to the Company.

Raymond Dabney, CEO has been a controlling shareholder of ImmunoClin Corporation (OTC: IMCL) through beneficial ownership in Castor Management Services, Inc. since April 5, 2013 and subsequently acquiring director ownership on January 14, 2015.  Chad S. Johnson has been a director and COO/General Legal Counsel of IMCL since November 8, 2013.  Dorothy Bray, former CEO and director of the Company has been CEO and director of IMCL since December 13, 2013.  ImmunoClin performs laboratory services and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre in London, UK.

Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MJR BV and MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup in fiscal 2015 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

On January 18, 2015, Mario Lap, the Company’s director and director and officer of EU subsidiaries, loaned $4,031 to Cannabis Science BV a wholly-owned subsidiary of the Company.

On March 27, 2015, the Company’s CFO, Robert Kane, loaned Michigan Green Technologies LLC $52,500 secured by a non-interest bearing promissory note due within 30 days of MGT liquidating shares in Cannabis Science, Inc. to repay the debt.  As of February 20, 2015, the Company closed on its acquisition and now owns a majority 50.1% interest in MGT.

The Company does not have any independent directors.

See Notes 5 and 7 of the Financial Statements for related party transaction details.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2014 was $26,000 and in 2013 was $25,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $35,000.

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

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit	Document	Filed
No.	Description	Herewith
10.1	Amendment to License Agreement	X
10.2	Management Agreement Amendment	X
10.3	Consulting Agreement	X
10.4	Management Agreement	X
10.5	Management Agreement	X
10.6	Management Agreement	X
10.7	Management Agreement	X
10.8	Management Agreement	X
10.9	Management Agreement	X
10.10	Debt Settlement Agreement	X
10.11	Independent Consulting Agreement	X
10.12	Management Agreement	X
10.13	Management Agreement	X
10.14	Settlement Agreement	X
10.15	Management Agreement	X
10.16	Management Agreement	X
10.17	Debt Settlement Agreement	X
10.18	Consulting Agreement	X
10.19	Consulting Agreement	X
10.20	Consulting Agreement	X
10.21	Consulting Agreement	X
10.22	Consulting Agreement	X
10.23	Consulting Agreement	X
10.24	Consulting Agreement	X
10.25	Consulting Agreement	X
10.26	Consulting Agreement	X
10.27	Consulting Agreement	X
10.28	Consulting Agreement	X
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Raymond C. Dabney
Raymond C. Dabney, Chief Executive Officer, Director Date: April 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	April 21, 2015
Raymond C. Dabney

/ s/ Robert Kane	Chief Financial Officer and Director	April 21, 2015
Robert Kane

