Form 10-K/A
period 2014-12-31
CANNABIS SCIENCE, INC.
filed 2015-06-11
CIK 1024626

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

Number of common shares outstanding at April 17, 2015: 1,185,207,296

Number of common shares outstanding at December 31, 2014: 1,032,123,906

Number of Class A common shares outstanding at April 17, 2014: 0

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which the Registrant previously filed with the Securities and Exchange Commission on April 21, 2015 (the “Original Filing”).  The Registrant is filing this Amendment to clarify an error that the Registrant noticed in Item 13.  The Original Filing incorrectly disclosed that the Registrant’s President, Raymond Dabney, was the beneficial owner of Castor Management Services, Inc.  This Amendment corrects the disclosure.

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

Mr. Raymond C. Dabney is a controlling shareholder of ImmunoClin Corporation (OTC: IMCL) through the consummation of two separate share purchase agreements with Castor Management Services, Inc. dated January 14, 2015. Mr. Mark Jordan is the sole Director, Officer, and Shareholder of Castor Management Services, Inc., from inception. Chad S. Johnson has been a Director and of IMCL since November 8, 2013 and was appointed Chief Operating Officer, General Legal Counsel, and Secretary on December 13, 2013.  Dorothy Bray, former CEO, President, and Director of the Company has been CEO, President, and Director of IMCL since December 13, 2013.  ImmunoClin performs laboratory services and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre in London, UK.

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
Raymond C. Dabney, Chief Executive Officer, Director Date: June 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	June 11, 2015
Raymond C. Dabney

/ s/ Robert Kane	Chief Financial Officer and Director	June 11, 2015
Robert Kane

