Form 10-Q
period 2015-03-31
CANNABIS SCIENCE, INC.
filed 2015-07-28
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Number of common shares outstanding at July 27, 2015: 1,282,155,296

Number of common shares outstanding at March 31, 2015: 1,179,207,296

Number of Class A common shares outstanding at July 27, 2015: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2015

PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS March 31, 2015 and December 31, 2014
	March 31,
	2015	December 31,
	(unaudited) $	2014 $
ASSETS
Current Assets
Cash	37,524	10,061
Other receivables	7,696	8,670
Prepaid expenses and deposits	140,788	97,626
Loans receivable, related party	-	50,000
Total current assets	186,008	166,357

Deposits (Note 8)	971,500	971,500
Equity method investee (Note 8)	195,219	243,969
TOTAL ASSETS	1,352,727	1,381,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	250,907	153,094
Accrued expenses, primarily management fees (Note 4)	1,598,307	1,716,807
Advances from related parties (Note 4)	255,032	203,892
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,400,658	1,581,486
Total current liabilities and total liabilities	3,804,904	3,955,279
Commitments (Note 9)
Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,000	1,000
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,179,207,296 issued and outstanding as of March 31, 2015 and
1,032,123,906 at December 31, 2014	1,179,208	1,032,124
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Prepaid consulting	(8,276,062)	(4,448,696)
Additional paid-in capital	118,439,282	110,256,424
Accumulated deficit	(113,734,775)	(109,393,306)
Cumulative exchange translation	(52,305)	(20,999)
Equity attributable to common shareholders	(2,443,652)	(2,573,453)
Non-controlling interest	(8,525)
Total stockholders' deficit	(2,452,177)	(2,573,453)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,352,727	1,381,826

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	For the three months ended March 31,
	2015	2014
	$	$
Revenue	-	1,031

Operating Expenses
Investor relations	5,000	-
Professional fees	25,040	15,215
Net loss on settlement of liabilities	2,358,076	2,116,500
Depreciation and Amortization	-	21,768
Research and development	197,336	-
General and administrative	1,651,092	3,058,091
Total operating expenses	4,236,544	5,211,574
Net Operating Profit (Loss)	(4,236,544)	(5,210,543)

Other income (expense)
Interest income, net	-	-
Interest expense, net	(280)	(60)
Impairment of goodwill	(64,421)	-
Debt extension expense	-	(833,000)
Warrant expense	-	(97,894)
Unrealized gain (loss) on marketable common stock	(48,750)	314,250
Total other income (expense)	(113,451)	(616,704)
Net Loss	(4,349,995)	(5,827,247)
Less: Net loss attributable to non-controlling interest	8,525	-
Net loss attributable to common shareholders	(4,341,470)	(5,827,247)
Other Comprehensive Income
Foreign exchange translation adjustment	(31,306)	-
Total other comprehensive income	(31,306)
Comprehensive loss attributable to Cannabis Science, Inc.	(4,372,776)	(5,827,247)

Net loss per common share
- Basic and diluted	$ (0.00	$ (0.01)

Weighted average number of
common shares outstanding	1,052,605,692	833,862,795

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	March 31, 2015	March 31, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	(4,349,995)	(5,827,247)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	625
Amortization	-	21,143
Stock issued for services	1,713,671	2,871,632
Stock issued for the extension of debt	-	833,000
Equity method investee, OmniCanna Health Solutions	48,750	-
Foreign exchange translation adjustment	(31,306)	-
Loss on settlement of liabilities	2,358,076	2,116,500
Changes in operating assets and liabilities:
Other receivables	974	-
Prepaid expenses and deposits	(43,162)	(3,564)
Accounts payable	97,815	(16,757
Accrued expenses, primarily management fees	(118,500)	146,509
Loans receivable, related parties	50,000	-
Net cash used in operating activities	(273,677)	(74,515)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	51,140	-
Proceeds from sale of common stock	250,000	940,000
Net cash provided by financing activities	301,140	940,000
Net increase in cash	27,463	865,485
Cash, beginning of period	10,061	943
Cash, end of period	37,524	866,428

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	5,541,037	2,871,632
Common stock issued for settlement of debt	2,538,904	2,146,000
Common stock issued for extension of debt	-	833,000
Non-controlling interest		-
Warrant expense	-	97,894
Debt converted into common stock	180,828	29,500
Accounts payable and expenses paid through note payable, stockholder	-	13,500

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th, 2013, respectively, to pursue business opportunities in Europe and worldwide.  There are currently minimal operations in the subsidiaries.  Mario Lap, director of the Company and director and officer of the EU subsidiaries operates and manages the subsidiaries.  Currently, Mario Lap is developing the Company’s business and operations in Netherlands and Spain along with products for commercial release.

On November 15, 2013, the Company submitted a patent application N2010968 in Europe entitled "Composition for the Treatment of Neurobehavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neurobehavioral disorders, such as attention deficit hyperactivity disorder (ADHD), anxiety, and sleep disorders.

On November 20, 2014, the Company signed an amendment to the license agreement with Apothecary Genetics Investments LLC.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary.  The Company anticipates closing the purchase in fiscal 2015 once all assets are identified with supported fair market values and the transfer of land title is completed.

On February 20, 2015, the Company closed on the acquisition of additional 30.1% interest in Michigan Green Technologies LLC (“MGT”), bringing the Company’s ownership position to 50.1% controlling interest.  MGT is working on various Michigan initiatives with state government to legalize and commercialize medical cannabis business, as was done in Colorado, Washington State, and other U.S. states.  The Company recognized $51,367 in goodwill related to the MGT acquisition.

On May 27, 2015, the Company entered into a collaborative drug development deal with IGX Bio and its GenePro®, a DNA-based immunotherapeutic that recently received FDA IND approval to enter into human trials. The companies intend to develop a joint protocol to demonstrate potential synergistic effects of their respective drug candidates in HIV, as well as potential new drug candidates.  The collaboration between IGX Bio and the Company and will provide a scientific evaluation of GenePro® and CS-TATI-1 to demonstrate the enhanced potential of therapeutic vaccination and the anti-inflammatory effects of cannabinoids to deter disease progression in AIDS patients unable to control HIV replication.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2014 audited financial statements of Cannabis Science, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2015 and 2014.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K filed with the SEC on file no. 000-28911 on April 21, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the three months ended March 31, 2015:

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  Minimal business and operating activities have commenced in the subsidiaries as of March 31, 2015.

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company agreed to issue shares to the principals and shareholders of MGT.

On February 20, 2015, the Company formalized the August 6, 2014 proposal letter and closed on the acquisition of MGT.  As consideration for the additional 30.1% equity in MGT, increasing the Company’s ownership to a 50.1% controlling interest, the Company issued 1,200,000 shares of common stock with a fair market value of $60,000 to shareholders of MGT for services rendered pursuant to two-year consulting agreements.  The Company closed on the acquisition of MGT on February 20, 2015.

On March 3, 2015, the Company entered into a 10-year management agreement with John Dalaly, principal of MGT, and issued 12,500,000 shares of common stock with a fair market value of $625,000 for services to be rendered related to the MGT business and operations.

For other accounting policies please refer to the Company’s Form 10-K with the SEC on file no. 000-28911 April 21, 2015.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2014, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $113,734,775 and had a stockholders’ deficit of $2,452,177 at March 31, 2015.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2015, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $250,000 through a private sale of common stock in the three months ended March 31, 2015.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitments or arrangements for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services that has resulted substantial dilution to existing investors.

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

4.  RELATED PARTY TRANSACTIONS

At March 31, 2015, a total of $191,344 (December 31, 2014: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney as trustee, and $0 to Raymond Dabney (December 31, 2014: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney was appointed President/CEO signed a new management agreement on November 5, 2014 .

At March 31, 2015, the Company owes $10,741 (2014: $0) to MJR B.V. which is owned and controlled by Mario Lap director and director and officer of EU subsidiaries.  The loan is unsecured, non-interest bearing, and due upon demand.

On March 27, 2015, the Company’s CFO, Robert Kane, loaned Michigan Green Technologies LLC (“MGT”) $52,500 secured by a non-interest bearing promissory note due within 30 days of MGT liquidating shares in Cannabis Science, Inc. to repay the debt.  The loan is unsecured, non-interest bearing, and due upon demand.  As of February 20, 2015, the Company closed on its acquisition and now owns a majority 50.1% interest in MGT.

At March 31, 2015, the Company held 7,500,000 common shares with a fair market value of $108,750 in OmniCanna Health Solutions, Inc. (formerly Endocan Corporation) (“OHS”) representing approximately 8.6% of the issued and outstanding shares of OHS.  The value of the shares at March 31, 2015 was determined to be $0.0145 per share or $108,750 with the Company recording an unrealized loss of $48,750 for the three months ended March 31, 2015 and an unrealized gain of $314,250 for the three months ended March 31, 2014.  Robert Kane, CFO and director is also the CFO and a director of OHS and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for OHS.  Raymond C. Dabney is a controlling shareholder of both the Company and OHS.

For the three months ended March 31, 2015, the following related party management fees and stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney[1]	CEO and Director	$ 232,425
Dr. Richard Ogden	CSO	3,092
Robert Kane	CFO and Director	117,736
Chad S. Johnson, Esq.	COO, General Counsel, and Director	74,708
Mario Lap	Director	30,808
		$458,769

1Including compensation to entities beneficially owned/control by the related parties

See Note 6-Equity Transactions for details of stock issuances to director and officers for services rendered.

Raymond Dabney, CEO is a controlling shareholder and Chad S. Johnson, COO/General Legal Counsel of ImmunoClin Corporation (OTC: IMCL), respectively.  ImmunoClin performs laboratory services and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre.

Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding company MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having its Spanish subsidiaries setup by the end of fiscal 2015.

5.  NOTES PAYABLE

As at March 31, 2015, a total of $1,400,658 (December 31, 2014: $1,581,486) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 30, 2012 through February 7, 2015.

$150,000 in non-interest bearing unsecured promissory notes are due to Richard Cowan, former director and CFO of the Company.  On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock, subsequent to the quarter ended March 31, 2015, on April 7, 2015 to settle the $150,000 owing to Mr. Cowan.

As of March 31, 2015, the Company is default on $1,380,156 in promissory notes due and is negotiating with the debtors to extend the due dates and/or settle the debt.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,179,207,296 shares issued and outstanding as of March 31, 2015.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 shares issued and outstanding as of March 31, 2015.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of March 31, 2015.

During the three months ended March 31, 2015, the Company issued 101,255,310 shares of common stock for services under various executive and consulting agreements.

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

A summary of the status of the Company’s option grants as of March 31, 2015 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2014	1,700,000	$0.41
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding March 31, 2015	1,700,000	$0.41

Options exercisable at March 31, 2015	1,700,000	$0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during three months ended March 31, 2015 was estimated using the Black-Scholes option valuation model with the following:

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

Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500.  Per the amendment, the Company also agreed to provide Apothecary with a minimum of $150,000 and maximum of $300,000 of working capital each calendar quarter commencing December 31, 2014.  The Company recorded an equivalent deposit for the year ended December 31, 2014 until the acquisition of assets closes, which is anticipated during fiscal 2015 once all assets are identified with supported fair market values and the transfer of land title is completed.  No additional working capital has been paid beyond December 31, 2014.

8.  EQUITY METHOD INVESTEE

On November 5, 2014, the Company accounted for its investment and loans in OmniCanna Health Solutions, Inc. (formerly Endocan Corporation) using the equity method pursuant to ASC 323 – Investments – Equity Method and Joint Ventures.  In accordance with ASC 323, when the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent.

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $86,469 in loans to OHS to its equity method investee account in accordance with ASC 323.

An impairment of $48,750 in the equity method investee account was recognized for the three months ended March 31, 2015 and an impairment of $90,000 was recognized for the year ended December 31, 2014 due to the non-temporary decline in the value of OHS marketable securities.

9.  COMMITMENTS

The Company has lease commitments for its European operations under private companies MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director and director and officer of EU subsidiaries.  Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

10.  SUBSEQUENT EVENTS

On April 20, 2015, the Company entered into an agreement with American Education Lawyers Group LLC and agreed to issued 5,000,000 shares of Rule 144 restricted common stock as a one-time retainer to cover legal services in regards to Cannabis Science endeavors in California.

On April 29, 2015, the Company issued 40,000,000 shares of common stock pursuant to a debt settlement agreement with Intrinsic Capital Corp. to settle $40,000 in debt owing under December 31, 2013 note payable.   The Company recognized a loss on settlement of debt of $1,360,000 under the agreement.

On May 4, 2015, the Company issued a total of 52,948,000 common shares to executives and various consultants pursuant to existing contracts.

On May 21, 2015, Cannabis Science, Inc. (the “Company”), entered into a Joint Development Agreement (the “Agreement”) with IGXBio, Inc., a Delaware corporation (“IGX”).  Pursuant to the Agreement the Company and IGX will jointly develop and conduct a clinical protocol for an anti-inflammatory utilizing cannabinoids and GenePro®, a DNA based immunotherapy with a FDA IND number.  Each company will retain ownership of their respective intellectual property and equally own any new products or drugs derived from the Agreement.  The term of the Agreement is initially for 4 years with an automatic renewal provision.  On June 3, 2015, the Company issued 5 million Rule 144 restricted common shares to IGX pursuant to the Agreement and swill hare 50/50 in any new products developed under the Agreement.

Common shares reconciliation table:

Issued and outstanding as of March 31, 2015…                                         1,179,207,296

Pending and subsequent event issuances…                                                   102,948,000

Unissued and outstanding as of July 27, 2015…                                         1,282,155,296

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

The Company continues work on developing its CBN patent and pharmaceutical development with ImmunoClin Limited under its Laboratory Service Agreement.

The Company has announced an historic collaborative drug development deal with IGXBio and its GenePro®, a DNA-based immunotherapeutic that recently received FDA IND approval to enter into human trials. The companies intend to develop a joint protocol to demonstrate potential synergistic effects of their respective drug candidates in HIV, as well as new drug candidates.

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

There are minimal operating activities in the subsidiaries as of March 31, 2015.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V. and MJR B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company has agreed to issue a total of twenty million (20,000,000) shares to the principals and shareholders of MGT over 12 months (see Form 8-K with the SEC on file no. 000-28911 August 8, 2014).  On February 20, 2015, the Company closed on the acquisition and now owns a controlling 50.1% of MGT.

On May 27, 2015, Cannabis Science, Inc. (the “Company”), entered into a Joint Development Agreement (the “Agreement”) with IGXBio, Inc., a Delaware corporation (“IGX”).  Pursuant to the Agreement the Company and IGX will jointly develop and conduct a clinical protocol for an anti-inflammatory utilizing cannabinoids and GenePro®, a DNA based immunotherapy with a FDA IND number.  Each company will retain ownership of their respective intellectual property and equally own any new products or drugs derived from the Agreement.  The term of the Agreement is initially for 4 years with an automatic renewal provision.  The Company will share 50/50 with IGX in any new products developed under the Agreement.

The Company continues work on its pharmaceutical feasibility study and potential product development under the ImmunoClin Limited Laboratory Service Agreement.  Should any success product feasibility be established then the Company will move forward with the Unistraw joint venture to further develop and market any resulting products.

The Company is working on several business acquisition and development projects to increase business and revenue generation in 2015 and beyond, including but not limited to: product licensing and royalty agreements, private label hemp product line, consulting, and other strategic acquisitions to support product development, production, and distribution of newly acquired or manufactured cannabis and hemp based products.  There can be no assurance that these will be successful in generating revenues in 2015.

Liquidity

The Company has a working capital deficit of $3,618,896 as of March 31, 2015 compared to a working capital deficit of $3,788,922 for the year ended December 31, 2014.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2015 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,400,658 due to stockholders and currently in default.  The Company is negotiating with the debtors to extend the notes payable.

Contractual Obligations

The Company has various commitments under consulting contracts, debt settlement, licensing agreements, laboratory services agreement, joint development, and joint venture agreement.

Capital Resources

On January 15, 2015, the Company sold 10,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $1,000,000 were received by the Company under the offering on January 27, 2015.

The Company has additional capital resource requirements for personnel, supplies, laboratory and scientific equipment of approximately $1,250,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

The Company is not currently in good short-term financial standing.  We anticipate that we may only generate limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  Notwithstanding, there is no assurance we will achieve profitability.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

Results of Operations

For the three months ended March 31, 2015 (“2015”) as compared to the prior year three months ended March 31, 2014 (“2014”):

The Company had revenues of $0 for 2015 compared to $1,031 for 2014.  This decrease in revenue is due to a decrease in license revenue from Apothecary Genetics Investments LLC (“AGI”) from 2015 to 2014.  The Company is currently working on finalizing the acquisition of properties, assets, and operations from AGI to increase revenues under the license agreement.

Net loss on settlement of debt increased by $241,576 to $2,358,076 for the three months ended March 31, 2015 compared to $2,116,500 for the three months ended March 31, 2014.  This increase is due to the higher share price of the Company’s stock and relative loss related to settling debt at a lower share price.

General and administrative expenses decreased by $1,406,999 to $1,651,092 for the three months ended March 31, 2015 compared to $3,058,091 for the three months ended March 31, 2014.  This decrease is due to decreased stock compensation expense pursuant to management consulting and bonus agreements.

The Company is working on several business development projects to generate revenues, including: signing a new license agreement with Apothecary Genetics Investments LLC that will generate increased license and royalty revenue, a hemp product line, and other strategic acquisitions to support product development, production, and distribution of newly acquire or manufactured cannabis and hemp based products.  The Company’s drug development with the pending joint venture with Unistraw is also ongoing through its laboratory services agreement with ImmunoClin Limited in London, UK.  In addition, the Company signed an agreement with Equi-Pharma for the commercialization of pet products for distribution in California.  Notwithstanding, there can be no assurance that these will be successful in generating revenues in 2015.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company received a letter from Charles Murphy and Robert Sfire regarding their filing a case against John Dalaly, Michigan Green Technologies, and the Company.  While proper service to the Company is in question, the filing is for default on payment to be received for fees due to the settlement of a case Mr. Murphy and Mr. Sfire previously brought against John Dalaly.  Michigan Green Technologies and the Company are co-signers on the settlement note.  The Company expects that the issue will be resolved within the next 90 days with the full payment of the settlement fees.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we have issued securities using exemptions available under the Securities Act of 1933:

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

On March 3, 2015, the Company entered into an agreement and issued 5,000,000 shares of S8 registered free-trading common stock and 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $625,000 to John Dalaly, President of MGT for services in conjunction with the MGT acquisition.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

See Financial Statement Notes 5, 7, and 10 in regards to stock compensation for officers and directors.

ITEM 6.  EXHIBITS

Exhibit No.	Document Description	Filed Herewith (X) Incorporated by ref (I)
99.2	Debt Settlement Agreement	(1)
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

(1)

Filed on Form 10-K with the SEC on file no. 000-28911 April 21, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.
(REGISTRANT)

Date: July 27, 2015	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer and Director

Date: July 27, 2015	/s/ Robert Kane
Robert Kane
Chief Financial

