Form 10-Q
period 2015-06-30
CANNABIS SCIENCE, INC.
filed 2015-10-09
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Number of common shares outstanding at October 8, 2015: 1,302,155,296

Number of common shares outstanding at June 30, 2015: 1,277,155,296

Number of Class A common shares outstanding at September 30, 2015: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2015

2

PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.
CONSOLIDATED BALANCE SHEEETS
June 30, 2015 and December 31, 2014
	June 30,2015	December 31,
	(unaudited)	2014
	$	$
ASSETS
Current Assets
Cash	2,504	10,061
Other Receivables	7,991	8,670
Prepaid expenses and deposits	144,050	97,626
Loans receivable, related party	22,706	50,000
Total current assets	177,251	166,357

Deposits (Note 7)	971,500	971,500
Equity method investee (Note 8)	236,469	243,969
TOTAL ASSETS	1,385,220	1,381,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	253,843	153,094
Accrued Expenses, primary management fees (Note 4)	1,812,307	1,716,807
Advances from related parties (Note 4)	290,025	203,892
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,577,389	1,581,486
Total current liabilities and total liabilities	4,233,564	3,955,279

Commitments (Note 9)

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding at June 30,2015 and December 31, 2014	1,000	1,000
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,277,155,296 issued and outstanding as of June 30,2015 and 1,032,123,906 at December 31, 2014	1,277,155	1,032,124
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Prepaid consulting	(6,863,366)	(4,448,696)
Additional Paid-in capital, including 15,000,000 shares pending to be issued	122,642,096	110,256,424
Accumulated deficit	(119,799,721)	(109,393,306)
Cumulative exchange translation	(50,540)	(20,999)
Equity attributable to common shareholders	(2,793,376)	(2,573,453)
Non-controlling interest	(54,968)	-
Total stockholders' deficit	(2,848,344)	(2,573,453)
TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	1,385,220	1,381,826

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	$	$	$	$
REVENUE	-	-	-	1,031

Operating Expenses
Investor relations	5,500	-	10,500	-
Professional Fees	578,668	27,870	603,708	42,345
Net loss on settlement of liabilites	(1,360,000)	-	(3,718,076)	(2,116,500)
Depreciation and Amortization	-	16,483	-	38,251
Research and Development	115,884	-	313,220	-
General and administrative	4,092,866	1,190,336	5,743,958	4,248,727
Total operating expenses	6,152,918	1,234,689	10,389,462	6,445,823
Net Operating Profit (Loss)	(6,152,918)	(1,234,689)	(10,389,462)	(6,444,792)

Other income (expense)
Interest expense, net	(280)	5	-	65
Impairment of goodwill	-	-	64,421	-
Debt refinance costs	-	-	-	833,000
Warrant expense	-	-	-	97,894
Unrealized gain (loss) on marketable common stock	41,250	(329,250)	(7,500)	(15,000)
Total other income (expense)	41,530	(329,255)	(71,921)	(945,959)
Net Loss	(6,111,388)	(1,563,944)	(10,461,383)	(7,390,751)
Less: Net loss attributable to non-controlling interest	(46,443)	-	(54,968)	-
Net loss attributable to common shareholders	(6,064,945)	(1,563,944)	(10,406,415)	(7,390,751)
Other Comprehensive Income
Foreign exchange translation adjustment	1,765	-	(29,541)	-
Total other comprehensive income	1,765	-	(29,541)	-
Comprehensive loss attributable to Cannabis Science, Inc.	(6,063,180)	(1,563,944)	(10,435,956)	(7,390,751)

Net loss per common share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	1,238,910,988	837,554,785	1,177,391,731	773,430,315

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	June 30, 2015	June 30, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,461,383)	(7,390,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	38,251
Stock issued for services	6,027,129	3,909,250
Stock issued for the extension of debt	-	833,000
Warrant expense	-	97,894
Foreigh exchange adjustment	(29,541)	-
Loss on settlement of liabilities	(3,718,076)	(2,116,500)
Loss on marketable securities	-	(15,000)
Equity investee, Endocan Corporation	(7,500)	-
Changes in operating assets and liabilities:
Other receivables	(679)	-
Prepaid expenses and deposits	46,424	10,068
Accounts payable	317,736	(23,755)
Accrued expenses, including management fees	95,500	228,736
CASH FLOWS USED IN OPERATING ACTIVITES	(370,728)	(185,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance receivable, related parties	(6,321)	(24,022)
Repayment of advances receivable, related parties	33,615	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,294	(24,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	-	447
Proceeds from notes payable-stockholders	85,877	-
Proceeds from sale of common stock	250,000	1,000,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	335,877	1,000,447

NET INCREASE (DECREASE) IN CASH	(7,557)	790,482
CASH, BEGINNING OF PERIOD	10,061	943
CASH, END OF PERIOD	2,504	791,425

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for service	8,441,800	3,572,760
Common stock issued for settlement of debt	3,938,904	2,146,000
Common stock issued for extension of debt	-	833,000
Warrant extension expense	-	97,894
Debt converted into common stock	220,828	29,500
Accounts payable and expenses paid through note payable, stockholder	130,854	13,500
Accounts payable and expenses paid through advances from related parties	86,133	-

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2014 audited financial statements of the Company.  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2015 and 2014.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K, filed with the Securities Exchange Commission on April 21, 2015.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the six months ended June 30, 2015:

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  Minimal business and operating activities have commenced in the subsidiaries as of June 30, 2015.

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $119,651,721 and had a stockholders’ deficit of $2,700,344 at June 30, 2015.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2015, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $250,000 through a private sale of common stock in the six months ended June 30, 2015.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitments or arrangements for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services that has resulted substantial dilution to existing investors.

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

4.  RELATED PARTY TRANSACTIONS

At June 30, 2015, a total of $191,344 (December 31, 2014: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney as trustee, and $0 to Raymond Dabney (December 31, 2013: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney was appointed President/CEO signed a new management agreement on November 5, 2014 (see Note 10 Subsequent Events).

At June 30, 2015, the Company owes $15,055 (2014: $0) to MJR B.V. which is owned and controlled by Mario Lap director and director and officer of EU subsidiaries.  The loan is unsecured, non-interest bearing, and due upon demand.

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

At June 30, 2015, the Company held 7,500,000 common shares with a fair market value of $150,000 in Endocan Corporation (“EC”) representing approximately 8.6% of the issued and outstanding shares of EC.  The value of the shares at June 30, 2015 was determined to be $0.02 per share or $150,000 with the Company recording an unrealized loss of $7,500 for the six months ended June 30, 2015 and an unrealized loss of $15,000 for the six months ended June 30, 2014.  Robert Kane, CFO and director is also the CFO and a director of EC and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for EC.  Raymond C. Dabney is a controlling shareholder of both the Company and Endocan Corporation.

For the six months ended June 30, 2015, the following related party management fees and stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney[1]	CEO and Director	$ 322,425
Dr. Richard Ogden	CSO	52,592
Robert Kane	CFO and Director	770,236
Chad S. Johnson, Esq.	COO, General Counsel, and Director	707,708
Mario Lap	Director	45,808
		$ 1,898,769

1Including compensation to entities beneficially owned/control by the related parties

See Note 8-Equity Transactions for details of stock issuances to director and officers for services rendered.

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

The Company has signed a research and distribution agreement with Cannabis Science Research Foundation (CSRF) in which three of the board of directors is the executives of the Company

5.  NOTES PAYABLE

As at June 30, 2015, a total of $1,577,389 (December 31, 2014: $1,581,486) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 30, 2012 through February 7, 2015. All promissory notes are unsecured.

$150,000 in promissory notes is due to Richard Cowan, former director and CFO of the Company.  On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on April 7, 2015 to settle the debt owed to Cowan.  All promissory notes are unsecured.

$130,855 in promissory notes is due to Stacey R. Lewis, stockholder of the Company. On August 20, 2015, the Company entered into a partial debt settlement agreement to retire $25,000 of the amount and issued 25,000,000 shares of common stock to partially settle the debt owed to Lewis.  All promissory notes are unsecured.

On February 20, 2015, the Company issued 30,828,080 shares of common stock pursuant to a debt settlement agreement with Intrinsic Capital Corp. to settle $30,828 in debt owing under December 31, 2013 note payable.

On April 29, 2015, the Company issued 40,000,000 shares of common stock pursuant to a debt settlement agreement with Intrinsic Capital Corp. to settle $40,000 in debt owing under December 31, 2013 note payable.

As of June 30, 2015, the Company is default on $1,340,156 in promissory notes due and is negotiating with the debtors to extend the due dates and/or settle the debt.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,277,155,296 shares issued and outstanding as of June 30, 2015 with 15,000,000 shares pending to be issued as of June 30, 2015

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were no shares issued and outstanding as of June 30, 2015.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of June 30, 2015.

During the six months ended June 30, 2015, the Company issued 144,203,310 shares of common stock for service under various executive and consulting agreements.

On January 15, 2015, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $997,500 for settlement of $150,000 in liabilities for loss on settlement of $847,500.

On January 15, 2015, the Company sold 10,000,000 shares of Rule 144 restricted common stock with a fair market value of $250,000.

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

On April 29, 2015, the Company issued 40,000,000 common shares for settlement of $40,000 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,360,000, from the stockholder notes payable originating on December 31, 2013.

On May 21, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock to IGX Bio, Inc. pursuant to the joint development agreement with the Company.

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

A summary of the status of the Company’s option grants as of June 30, 2015 and the changes during the period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 31, 2014	1,700,000	$ 0.41
Granted	-
Exercised	-
Expired	-
Outstanding June 30, 2015	1,700,000	$ 0.41

Options exercisable at June 30, 2015	1,700,000	$ 0.41

These options expire on the date of termination of the management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during six months ended June 30, 2015 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2%
Average volatility	75%
Dividend yield	0%

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

An impairment of $7,500 on the equity method investee account was recognized for the six months ended June 30, 2015 and an impairment of $90,000 was recognized for the year ended December 31, 2014 due to the non-temporary decline in the value of Endocan marketable securities.

9.  COMMITMENTS

The Company has lease commitments for its European operations under private companies MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director and director and officer of EU subsidiaries.  Negotiations are ongoing in regards to preparing finalized agreements.

10.  SUBSEQUENT EVENTS

On July 16, 2015, the Company issued a total of 10,000,000 common shares to executives and various consultants pursuant to existing contracts.

On September 2, 2015, the Company increased the number of authorized shares of common stock from 1,500,000,000 to 3,000,000,000.

On September 2, 2015, the Company approved dividend paid in the form of common stocks and warrants.

On August 20, 2015, the Company entered into a partial debt settlement agreement to retire $25,000 of the amount and issued 25,000,000 shares of common stock to partially settle the debt owed to Lewis.

On July 16, 2015 Cannabis Science announced guidance in regards to its State-by-State initiatives, including its new product releases.  On the forefront are the California new product releases. The Company has signed a research and distribution agreement with Cannabis Science Research Foundation (CSRF). The CSRF will be responsible for the release and distribution of the CBIS products for its initial State-by-State initiatives in California. The CSRF distribution agreement is due to the committed focus CBIS has on its federal drug development program. As a result of this new agreement with CSRF the Cannabis Science Patient Access Center will be moved to the CSRF website as well.

On July 17, 2015 Cannabis Science announced a key member of its scientific advisory board, Harold C. Smith, Ph.D., Professor in Biochemistry, Biophysics, and Oncology and the Center for RNA Biology at the University of Rochester, School of Dentistry and Medicine, have prepared the blueprint for establishing basic science exploration and explanation for medicinal benefits associated with cannabinoid products. The goal will be evaluate, through scientific proven methods, cellular responses to cannabinoids that can be correlated and eventually directly ascribed as the 'drug-targets'.

On July 23, 2015 Cannabis Science announced the addition of Mark Wainberg, Ph.D., Director of the McGill University AIDS Centre at the Montreal Jewish General Hospital and Professor of Medicine and of Microbiology at McGill University.

On July 29, 2015 Cannabis Science announced the addition of Dr. Gary Blick, MD to their Scientific Advisory Board. The Company is currently focused on the development of novel therapies to treat HIV and HIV-related Kaposi Sarcoma with its CS-TATI-1 preclinical drug in development by utilizing Cannabinoid based formulations.

On August 10, 2015 Cannabis Science announced that the initial California products have been released through their agreement with the Cannabis Science Research Foundation. The initial release is for test marketing, and results will be used for additional large-scale rollouts. The CBIS Brand is being sold in multiple locations in California; there are currently at least three or four public and private dispensaries to acquire the products.  The website will be updated on a weekly basis as more California locations and more diverse CBIS Products come online. Current Public locations that CBIS California Products can be found are:  Hidden Leaf Organics 5009 Melrose Ave.  Los Angeles, CA 90038   323.822.5135 and Cannacanhelp Inc (Formerly CCIC) 6614 Ave 304 Goshen, CA 93227.

Common shares reconciliation table:

Issued and outstanding as of June 30, 2015	1,277,155,296
Pending to be issued	15,000,000
Subsequent event issuances	10,000,000
Unissued and outstanding as of October 8, 2015	1,302,155,296

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

There are minimal operating activities in the subsidiaries as of June 30, 2015.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V. and MJR B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

Liquidity

The Company has a working capital deficit of $4,056,313 as of June 30, 2015 compared to a working capital deficit of $3,788,922 for the year ended December 31, 2014.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2015 and beyond and the Company must raise additional capital to cover the working capital deficit.  Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently in default.  The Company is negotiating with the debtors to extend the notes payable.

Contractual Obligations

The Company has various commitments under consulting contracts, debt settlement, licensing agreements, laboratory services agreement, joint development, and joint venture agreement.

Capital Resources

On January 15, 2015, the Company sold 10,000,000 units at $0.25 per unit. Each unit is comprised of one share of common stock and one non-transferable warrant with each one warrant to purchase one share of the Company’s common stock at an exercise price of $0.50. The warrants shall expire 2 years from the date of issuance of the warrant certificate (collectively “Offered Units”).  Gross proceeds of $250,000 were received by the Company under the offering on January 27, 2015.

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

Results of Operations

For the six months ended June 30, 2015 (“2015”) as compared to the prior year six months ended June 30, 2014 (“2014”):

The Company had no revenues for the 2015 compared to $1,031 for 2014.  This decrease in revenue is due to a decrease in license revenue from Apothecary Genetics Investments LLC (“AGI”) for 2015 to 2014.  The Company is currently working on finalizing the acquisition of properties, assets, and operations from AGI to increase revenues under the license agreement.

Net loss on settlement of debt increased by $1,601,576 to $ 3,718,076 for the six months ended June 30, 2015 compared to $2,116,500 for the six months ended June 30, 2014.  This increase is due to the higher share price of the Company’s stock and relative loss related to settling debt at a lower share price.

General and administrative expenses increased by $1,495,231 to $5,743,958 for the six months ended June 30, 2015 compared to $4,248,727 for the six months ended June 30, 2014.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for private placements, services and for debt:

On January 1, 2015, the Company issued 2,726,000 shares of S8 registered common stock with a fair market value of $$158,926 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On January 1, 2015, the Company issued 2,726,000 shares of S8 registered common stock with a fair market value of $$158,926 to Raymond Dabney, CEO, for services under November 5, 2014 agreement.

On January 1, 2015, the Company issued 4,318,000 shares S8 registered free-trading common stock with a fair market value of $30,000  to Chad S. Johnson, COO/General for services under November 25, 2014 agreement.

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

On January 26, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market and 8,240,310 shares of S8 registered free-trading common stock with a fair market value of to Robert Kane, CFO for services pursuant to an agreement entered into on January 19, 2015, effective on January 20, 2015.

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

On April 30, 2015, the company issued Dr. Dorothy Bray 5,000,000 shares of s8 registered free-trading common stock with a fair market value of $220,000 based on the existing agreement.

On April 30, 2015, the company issued Robert Kane 10,000,000 shares of 144 restricted registered common stock with a fair market value of $348,000 based on the existing agreement.

On April 30, 2015, company issued Chad S. Johnson 10,000,000 shares of s8 registered free-trading common stock with a fair market value of $348,000 based on the existing agreement.

On April 30, 2015, the company issued Roger James Agajanian 2,500,000 shares of s8 registered free-trading common stock with a fair market value of $95,000 based on the existing agreement.

On April 30, 2015, the company issued Drue Young 5,000,000 shares of s8 registered free-trading common stock with a fair market value of $175,000 based on the existing agreement.

On April 30, 2015, the company issued Ufuoma Otu 1,000,000 shares of s8 registered free-trading common stock with a fair market value of $51,000 based on the existing agreement.

On April 30, 2015 the company issued Derwin Wallace 2,500,000 shares of 144 restricted common stock with a fair market value of $111,250 based on the existing agreement.

On April 30, 2015 the company issued Greta Gaines 1,500,000 shares of s8 registered free-trading common stock with a fair market value of $76,500 based on the existing agreement.

On April 30, 2015 the company issued Greta Gaines 1,000,000 shares of 144 restricted common stock with a fair market value of $51,000 based on the existing agreement.

On April 30, 2015 the company issued Soukitna Soeung 3,000,000 shares of s8 registered free-trading common stock with a fair market value of $133,500 based on the existing agreement.

On April 30, 2015 the company issued John Dalaly 3,500,000 shares of s8 registered free-trading common stock with a fair market value of $175,000 based on the existing agreement.

On April 30, 2015 the company issued Mariel Selbowitz 948,000 shares of s8 registered free-trading common stock with a fair market value of $41,712 based on the existing agreement.

On April 30, 2015 the company issued Mark Hoogstad 5,000,000 shares of s8 registered free-trading common stock with a fair market value of $225,000 based on the existing agreement.

On April 30, 2015 the company issued Kemp Hoogstad B.V 5,000,000 shares of 144 restricted common stock with a fair market value of $222,500 based on the existing agreement.

On April 30, 2015 the company issued American Education Legal Group LLC 5,000,000 shares of 144 restricted common stock with a fair market value of $168,000 based on the existing agreement.

On April 30, 2015 the company issued Intrinsic Capital Corp. 40,000,000 shares of free-trading debt stock with a fair market value of $1,400,000 based on the existing agreement.

On April 30, 2015 the company Cohen Grass Roots Research Inc, 3,500,000 shares of s8 registered free-trading common stock with a fair market value of $169,050 based on the existing agreement.

On May 4, 2015 the company issued IGX Bio, Inc. 5,000,000 shares of 144 restricted common stock with a fair market value of $148,000 based on the existing agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

See Financial Statement Notes 4 and 6 in regards to stock compensation for officers and directors.

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

CANNABIS SCIENCE INC.

Date: October 9, 2015	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: October 9, 2015	/s/ Robert Kane
Robert Kane
Chief Financial Officer

