Form 10-Q
period 2015-09-30
CANNABIS SCIENCE, INC.
filed 2015-11-23
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

Number of common shares outstanding at November 20, 2015: 1,416,655,296

Number of common shares outstanding at September 30, 2015: 1,287,155,296

Number of Class A common shares outstanding at September 30, 2015: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2015

2

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations and Other Comprehensive Loss

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

3

CANNABIS SCIENCE, INC.
CONSOLIDATED BALANCE SHEEETS
September 30, 2015 and December 31, 2014
	September 30,2015	December 31,
	(unaudited)	2014
	$	$
ASSETS
Current Assets
Cash	4,791	10,061
Inventory	18,476	-
Other receivables	3,072	8,670
Prepaid expenses and deposits	88,588	97,626
Loans receivable, related party	22,936	50,000
Total current assets	137,863	166,357

Deposits (Note 8)	971,500	971,500
Goodwill	280,141	-
Equity method investee (Note 9)	156,181	243,969
TOTAL ASSETS	1,545,685	1,381,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	127,440	153,094
Accrued expenses, primary management fees (Note 5)	2,029,807	1,716,807
Dividends payable	473,527	-
Advances from related parties (Note 5)	756,993	203,892
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,466,513	1,581,486
Total current liabilities and total liabilities	5,154,280	3,955,279

Commitments (Note 10)

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding at September 30,2015 and December 31, 2014	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 and 1,500,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 1,287,155,296 issued and outstanding as of September 30,2015 and 1,032,123,906 at December 31, 2014	1,287,155	1,032,124
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Prepaid consulting	(5,476,985)	(4,448,696)
Additional paid-in-capital, including 104,000,000 shares pending to be issued	125,519,240	110,256,424
Common stock receivable	(615,000)	-
Accumulated deficit	(123,991,168)	(109,393,306)
Cumulative exchange translation	(100,248)	(20,999)
Equity attributable to common shareholders	(3,376,006)	(2,573,453)
Non-controlling interest	(232,589)	-
Total stockholders' deficit	(3,608,595)	(2,573,453)
TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	1,545,685	1,381,826

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	4,150	-	4,150	1,031

Cost of Goods Sold	2,088	-	2,088	-

Operating Expenses
Investor relations	(10,500)	-	-	-
Professional Fees	22,424	29,277	626,132	71,622
Net loss on settlement of liabilites	770,000	-	4,488,076	2,116,500
Depreciation and Amortization	-	16,122	-	54,373
Research and Development	68,552	11,847	381,772	11,847
General and administrative	2,967,024	597,077	8,710,982	4,845,803
Total operating expenses	3,817,500	654,323	14,206,962	7,100,145
Net Operating Loss	(3,815,438)	(654,323)	(14,204,900)	(7,099,114)

Other income (expense)
Interest expense, net	(603)	-	(603)	(65)
Impairment of goodwill	-	-	(64,421)	-
Debt refinance costs	-	-	-	(833,000)
Warrant expense	-	-	-	(97,894)
Unrealized gain (loss) on marketable common stock	(79,500)	(21,000)	(87,000)	(36,000)
Total other income (expense)	(80,103)	(21,000)	(152,024)	(966,959)
Net Loss	(3,895,541)	(675,323)	(14,356,924)	(8,066,073)
Less: Net loss attributable to non-controlling interest	177,621	-	232,589	-
Net loss attributable to common shareholders	(3,717,920)	(675,323)	(14,124,335)	(8,066,073)
Other Comprehensive Income
Foreign exchange translation adjustment	(49,708)	(16,690)	(79,249)	(17,641)
Total other comprehensive income (loss)	(49,708)	(16,690)	(79,249)	(17,641)
Comprehensive loss attributable to Cannabis Science, Inc.	(3,767,628)	(692,013)	(14,203,584)	(8,083,714)

Net loss per common share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	1,285,416,166	836,783,906	1,213,795,570	778,287,313

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED)

	September 30, 2015	September 30, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(14,356,924)	(8,066,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	54,373
Stock issued for services	8,585,654	4,366,539
Stock issued for the extension of debt	-	833,000
Warrant expense	-	97,894
Foreign exchange adjustment	(79,249)	(17,641)
Loss on settlement of liabilities	4,488,076	2,116,500
Loss on marketable securities	-	36,000
Equity investee, Endocan Corporation	87,788	-
Changes in operating assets and liabilities:
Accounts receivable	5,883	(8,351)
Inventory	1,937	-
Prepaid expenses and deposits	9,038	(23,684)
Accounts payable	570,893	(18,513)
Accrued expenses, including management fees	313,000	362,734
CASH FLOWS USED IN OPERATING ACTIVITES	(373,904)	(267,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance receivable, related parties	33,615	-
Repayment of advances receivable, related parties	(7,351)	-
Cash acquired with EquiPharm	6,493	-
Loans receivable, related parties	-	(40,596)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	32,757	(40,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	-	447
Proceeds from notes payable-stockholders	85,877	-
Repayments of notes payable-stockholders	-	(250,000)
Proceeds from sale of common stock	250,000	1,000,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	335,877	750,447

NET INCREASE (DECREASE) IN CASH	(5,270)	442,629
CASH, BEGINNING OF PERIOD	10,061	943
CASH, END OF PERIOD	4,791	443,572

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for service	10,228,944	3,572,760
Common stock issued for settlement of debt	4,733,904	2,146,000
Common stock issued for extension of debt	-	833,000
Common stock issued for acquisition of EquiPharm	305,000	-
Debt converted into common stock	245,828	29,500
Accounts payable and expenses paid through note payable, stockholder	130,854	13,500
Accounts payable and expenses paid through advances from related parties	466,106	-
Stock dividends payable	473,527	-

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

On May 7, 2015 the Company announced the acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2014 audited financial statements of the Company.  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2015 and 2014.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K, filed with the Securities Exchange Commission on April 21, 2015. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are 1,700,000 stock options, which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (numerator)
Net loss	$ (3,767,628)	$ (692,013)	$ (14,203,584)	$ (8,083,714)
Stock dividends	(473,527)	-	(473,527)	-
Net loss available to common shareholders	$ (4,241,155)	$ (692,013)	$ (14,677,111)	$ (8,083,714)

Shares (denominator)
Weighted average common shares outstanding	1,285,416,166	836,783,906	1,213,795,570	778,287,313

Earnings (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $123,991,168 and had a stockholders’ deficit of $3,608,595 at September 30, 2015.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2015, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised $250,000 through a private sale of common stock in the nine months ended September 30, 2015.  Notwithstanding, we anticipate that we will have to raise additional capital to fund research and development and operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitments or arrangements for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.  Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services that has resulted substantial dilution to existing investors.

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

Effective January 1, 2015, the equity method investments in Endocan Corporation are measured using the more observable fair value.  The decision to elect the fair value option, which is irrevocable once elected, is determined on an investment by investment basis and applied to an entire instrument. The net gains or losses on the equity investment in Endocan Corporation were recognized in unrealized gain (loss) on marketable common stock.

4.  BUSINESS ACQUISITIONS

The Company completed the acquisition of Equi-Pharm, LLC (“Equi-Pharm”) on May 7, 2015 by acquiring all of the issued and outstanding stock of Equi-Pharm for the sum of $305,000. The acquisition was done through stock issuance.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the provisional amounts set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have up to one year following an acquisition to finalize acquisition accounting.

The following details the preliminary fair value of the consideration transferred to effect the acquisition of Equi-Pharm:

Common stock of Cannabis Science, Inc.	$ 305,000
Total fair value consideration	$ 305,000

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash	$ 6,493
Accounts receivable	285
Inventory	20,413
Accounts payable	(413)
Related party payable	(1,919)
Book value of net assets acquired as of May 7, 2015	24,859
Fair value adjustment to:
Goodwill	280,141
Fair value of consideration transferred	$305,000

5.  RELATED PARTY TRANSACTIONS

At September 30, 2015, a total of $191,344 (December 31, 2014: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney as trustee, and $0 to Raymond Dabney (December 31, 2013: $6,166).  The loan amounts due are non-interest bearing, unsecured and have no specified terms of repayment.  Raymond Dabney was appointed President/CEO signed a new management agreement on November 5, 2014.

At September 30, 2015, the Company owes $72,968 (2014: $0) to MJR B.V. which is owned and controlled by Mario Lap director and director and officer of EU subsidiaries.  The loan is unsecured, non-interest bearing, and due upon demand.

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

At September 30, 2015, the Company held 7,500,000 common shares with a fair market value of $70,500 in Endocan Corporation (“EC”) representing approximately 8.6% of the issued and outstanding shares of EC.  The value of the shares at September 30, 2015 was determined to be $0.01 per share or $70,500 with the Company recording an unrealized loss of $87,000 for the nine months ended September 30, 2015 and an unrealized loss of $36,000 for the nine months ended September 30, 2014.  Robert Kane, CFO and director is also the CFO and a director of EC and Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for EC.  Raymond C. Dabney is a controlling shareholder of both the Company and Endocan Corporation.

For the nine months ended September 30, 2015, the following related party management fees and stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney[1]	CEO and Director	$ 586,201
Dr. Richard Ogden	CSO	59,342
Robert Kane	CFO and Director	642,511
Chad S. Johnson, Esq.	COO, General Counsel, and Director	529,812
Mario Lap	Director	88,659
		$ 1,906,525

1Including compensation to entities beneficially owned/control by the related parties

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

The Company has signed a research and distribution agreement with Cannabis Science Research Foundation (CSRF) in which three of the board of directors is the executives of the Company

6.  NOTES PAYABLE

As at September 30, 2015, a total of $1,466,513 (December 31, 2014: $1,581,486) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on May 30, 2012 through February 7, 2015. All promissory notes are unsecured.

$150,000 in promissory notes were due to Richard Cowan, former director and CFO of the Company.  On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on April 7, 2015 to settle the debt owed to Cowan.  All promissory notes are unsecured.

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

As of September 30, 2015, the Company is default on $1,340,156 in promissory notes due and is negotiating with the debtors to extend the due dates and/or settle the debt.

7.  EQUITY TRANSACTIONS

The Company was authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,287,155,296 shares issued and outstanding as of September 30, 2015 with 40,000,000 shares pending to be issued as of September 30, 2015. On September 2, 2015, the Company increased the number of authorized shares of common stock from 1,500,000,000 to 3,000,000,000.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were no shares issued and outstanding as of September 30, 2015.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  These shares have full voting rights of 1,000 votes per share.  There were 1,000,000 shares issued and outstanding as of September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 154,203,310 shares of common stock for service under various executive and consulting agreements.

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

On July 16, 2015, the Company issued 10,000,000 shares of Rule 144 restricted common stock for the acquisition of EquiPharm.

On September 2, 2015, the Company approved dividend paid in the form of common stocks and warrants. The fair value of the dividends paid were $473,527.

The company approved issuance of 17,500,000 shares of common stocks as consulting fee to be issued at a later date.

The company approved issuance of 25,000,000 shares of common stocks as settlement of $25,000 of debt for a loss on settlement of $770,000 to be issued at a later date.

The company approved issuance of 61,500,000 shares of common stocks as stock option exercise to be issued at a later date.

Stock Options:

A summary of the status of the Company’s option grants as of September 30, 2015 and the changes during the period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 31, 2014	1,700,000	$ 0.41
Granted	61,500,000	0.01
Exercised	(61,500,000)	(0.01)
Expired	-
Outstanding September 30, 2015	1,700,000	$ 0.41

Options exercisable at September 30, 2015	1,700,000	$ 0.41

These options expire on the date of termination of the management agreement and services there under with the consultants. The weighted average fair value at date of grant for options during nine months ended September 30, 2015 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	0
Average risk-free interest rate	2%
Average volatility	106%
Dividend yield	0%

The option holders exercised its options in September 2015 through cashless exercise. These exercise resulted in a receivable from the option holders of $615,000

8.  DEPOSITS

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

9.  EQUITY METHOD INVESTEE

On November 5, 2014, the Company accounted for its investment and loans in Endocan Corporation using the fair value method pursuant to ASC 323 – Investments – Equity Method and Joint Ventures and ASC 825 – Financial Instruments – Fair Value Option.  In accordance with ASC 323, when the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent.

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,681 in loans to Endocan Corporation to its equity method investee account in accordance with ASC 323.

Using the fair value method pursuant to ASC 825, a loss on investment of $87,000 on the equity method investee account was recognized for the nine months ended September 30, 2015 due to the decline in the value of Endocan marketable securities.

10.  COMMITMENTS

The Company has lease commitments for its European operations under private companies MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director and director and officer of EU subsidiaries.  Negotiations are ongoing in regards to preparing finalized agreements.

11.  SUBSEQUENT EVENTS

Common shares reconciliation table:

Issued and outstanding as of September 30, 2015	1,287,155,296
Pending to be issued	91,500,000
Subsequent shares issued for services	8,000,000
Subsequent shares issued for debt settlement	30,000,000
Unissued and outstanding as of November 20, 2015	1,416,655,296

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

There are minimal operating activities in the subsidiaries as of September 30, 2015.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V. and MJR B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

On May 7, 2015 the Company announced the acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products.

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

Liquidity

The Company has a working capital deficit of $5,016,417 as of September 30, 2015 compared to a working capital deficit of $3,788,922 for the year ended December 31, 2014.  There are insufficient liquid assets to meet current liabilities or sustain operations through 2015 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

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

Results of Operations

For the nine months ended September 30, 2015 (“2015”) as compared to the prior year nine months ended September 30, 2014 (“2014”):

The Company had $4,150 in revenues for the 2015 compared to $1,031 for 2014.  This increase in revenue is due to acquisition of EquiPharm

Net loss on settlement of debt increased by $770,000 to $ 4,488,076 for the nine months ended September 30, 2015 compared to $2,116,500 for the nine months ended September 30, 2014.  This increase is due to the higher share price of the Company’s stock and relative loss related to settling debt at a lower share price.

General and administrative expenses increased by $2,967,024 to $8,710,982 for the nine months ended September 30, 2015 compared to $4,845,803 for the nine months ended September 30, 2014.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for private placements, services and for debt:

On January 1, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $$158,926 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On January 1, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $$158,926 to Raymond Dabney, CEO, for services under November 5, 2014 agreement.

On January 1, 2015, the Company issued 4,318,000 shares S-8 registered free-trading common stock with a fair market value of $30,000  to Chad S. Johnson, COO/General for services under November 25, 2014 agreement.

On January 1, 2015, the Company effectively issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $349,500 to two consultants for services under 2014 agreements.

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

On January 1, 2015, the Company entered into an agreement and issued 545,000 shares of S-8 registered free-trading common stock with a fair market value of $29,485 to a consultant for services.

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

On January 26, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market and 8,240,310 shares of S-8 registered free-trading common stock with a fair market value of to Robert Kane, CFO for services pursuant to an agreement entered into on January 19, 2015, effective on January 20, 2015.

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

On March 3, 2015, the Company entered into an agreement and issued 5,000,000 shares of S-8 registered free-trading common stock and 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $625,000 to John Dalaly, President of MGT for services in conjunction with the MGT acquisition.

On March 16, 2015, the Company entered into an agreement and issued 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S-8 registered common stock with a fair market value of $255,000 to each of two consultants.

On March 16, 2015, the Company entered into an agreement and issued 5,000,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S-8 registered common stock with a fair market value of $382,500 to a consultant for services.

On March 16, 2015, the Company entered into an agreement and effectively issued 1,000,000 shares of S-8 registered free-trading common stock with a fair market value of $51,000 to a consultant for services.

On March 26, 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $222,500 to a consultant for services.

On March 26, 2015, the Company entered into an agreement and effectively issued 3,000,000 shares of S-8 registered free-trading common stock with a fair market value of $133,500 to a consultant for services.

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

On April 30, 2015, the Company issued Dr. Dorothy Bray 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $220,000 based on the existing agreement.

On April 30, 2015, the Company issued Robert Kane 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $348,000 based on the existing agreement.

On April 30, 2015, Company issued Chad S. Johnson 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $348,000 based on the existing agreement.

On April 30, 2015, the Company issued Roger James Agajanian 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $95,000 based on the existing agreement.

On April 30, 2015, the Company issued Drue Young 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 based on the existing agreement.

On April 30, 2015, the Company issued Ufuoma Otu 1,000,000 shares of S-8 registered free-trading common stock with a fair market value of $51,000 based on the existing agreement.

On April 30, 2015 the Company issued Derwin Wallace 2,500,000 shares of 144 restricted common stock with a fair market value of $111,250 based on the existing agreement.

On April 30, 2015 the Company issued Greta Gaines 1,500,000 shares of S-8 registered free-trading common stock with a fair market value of $76,500 based on the existing agreement.

On April 30, 2015 the Company issued Greta Gaines 1,000,000 shares of 144 restricted common stock with a fair market value of $51,000 based on the existing agreement.

On April 30, 2015 the Company issued Soukitna Soeung 3,000,000 shares of S-8 registered free-trading common stock with a fair market value of $133,500 based on the existing agreement.

On April 30, 2015 the Company issued John Dalaly 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 based on the existing agreement.

On April 30, 2015 the Company issued Mariel Selbowitz 948,000 shares of S-8 registered free-trading common stock with a fair market value of $41,712 based on the existing agreement.

On April 30, 2015 the Company issued Mark Hoogstad 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $225,000 based on the existing agreement.

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

On April 30, 2015 the Company issued Cohen Grass Roots Research Inc, 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $169,050 based on the existing agreement.

On May 4, 2015 the Company issued IGX Bio, Inc. 5,000,000 shares of 144 restricted common stock with a fair market value of $148,000 based on the existing agreement.

On July 16, 2015 the Company issued Horse Mountain Distributing LLC 10,000,000 shares of 144 restricted stock with a fair market value of $795,000 based on existing agreement.

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

CANNABIS SCIENCE INC.

Date: November 23, 2015	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: November 23, 2015	/s/ Robert Kane
Robert Kane
Chief Financial Officer

