Form 10-Q/A
period 2015-09-30
CANNABIS SCIENCE, INC.
filed 2015-11-24
CIK 1024626

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

CANNABIS SCIENCE INC.

Date: November 24, 2015	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: November 24, 2015	/s/ Robert Kane
Robert Kane
Chief Financial Officer

