Form 10-K
period 2015-12-31
CANNABIS SCIENCE, INC.
filed 2016-05-09
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Number of common shares outstanding at March 21, 2016: 1,815,805,296

Number of common shares outstanding at December 31, 2015: 1,581,855,296

Number of Class A common shares outstanding at April 28, 2016: 0

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

ITEM 2.  PROPERTIES

We currently lease office space at 6946 N Academy Blvd, Suite B #254, Colorado Springs, CO 80918, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of April 11, 2016, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business or those operating under our acquired trade names GGECO University, Cannabis Consulting or Equi-Pharm are a party or of which any of our properties is the subject.

In December 2014, the Company received an inquiry from FINRA regarding various business relationships, activities, and questions regarding the general business of the Company.  The Company responded to the majority of questions in January 2015 and is working on other final responses.

In January 2016, the Company received threats of legal action by a former consultant.  No subsequent legal action or proceedings have materialized against the Company and management is of the opinion that there is no merit in the action due to non-performance of services by the consultant.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2014	HIGH	LOW
Quarter Ending March 31, 2014	0.29	0.06
Quarter Ending June 30, 2014	0.13	0.07
Quarter Ending September 30, 2014	0.09	0.05
Quarter Ending December 31, 2014	0.09	0.04

Fiscal Year Ending December 2015	HIGH	LOW
Quarter Ending March 31, 2015	0.045	0.0415
Quarter Ending June 30, 2015	0.221	0.0205
Quarter Ending September 30, 2015	0.027	0.0250
Quarter Ending December 31, 2015	0.015	0.0142

Holders

As of December 31, 2015, there were 1,204 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

The Company declared a dividend to all common stockholders of record as of December 31, 2010, whom are to receive a dividend equivalent to ten percent (10%) of the number of common shares of the Company’s stock held on that date in the form of newly issued Series A common shares.  For example, if a stockholder held 100,000 common shares on December 31, 2010, that stockholder would receive a dividend of 10,000 Series A common shares.  This dividend is on hold and will remain pending until such time as the Financial Industry Regulatory Authority (FINRA) approves the Company’s Series A common stock for trading, it obtains a CUSIP registration number, it receives sponsorship from a brokerage firm, and the shares become tradable through the OTCBB market.  The Company retains the right to adjust the shareholder record date should any factor make it impossible for the Company to issue the dividend to shareholders of record on December 31, 2010, including, but not limited to: approval of the Series A common stock and dividend by FINRA, a detailed December 31, 2010 common stockholder lists is available, or other unforeseen obstacles that would prevent the current dividend structure from completing.  The Company will not make any share accrual or allowance for this dividend until such time as all regulatory approvals are in place for the Series A common stock to be issued and become a marketable security.

On October 28, 2015, subject to the approval by FINRA, the Company announced: 1) the issuance of a new dividend to common stockholders of record on October 9 2015 1 share of Class A common stock and 1 non-transferable share purchase warrant for each 100 shares of current class of common stock.  Each warrant will grant the holder to purchase an additional share of Class A common stock at a price of $1.00 per share.  The warrant will be exercisable for 90 days from the date that the Class A common stock receives a trading symbol.  2) the issuance of dividend to previously announced and approved dividend to stockholders of record on December 10, 2010 1 share of Class A common stock and 1 non-transferrable share purchase warrant for each 10 shares of the Company’s current common stock.  Each warrant will also grant the holder to purchase an additional share of Class A common stock at a price of $1.00 per share.  The warrant will be exercisable for 90 days from the date that the Class A common stock receives trading symbol.

On March 4, 2016, in a News Release announced by President & CEO, Mr. Raymond C. Dabney that Mr. Dabney will gift his personal common shares of the Company to Shareholders to replace both previously announced dividends due to the refusal of the Financial Industry Regulatory Authority (FINRA).

The Company does not anticipate paying cash dividends or making distributions in the foreseeable future.

We currently intend to retain and reinvest future earnings, if any, to finance and expand our operations.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, we sold the following shares in an unregistered offering:

On January 20, 2015, the Company issued a private placement offering to an accredited investor for 10,000,000 common shares at $0.025 per share.  Gross proceeds of $250,000 under the private placement offering were received by the Company.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2015, the Company issued stock pursuant to consulting agreements with several parties as follows:

On January 1, 2015, the Company issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $275,500 to Chad S. Johnson, COO/General Legal Counsel for services under a November 25, 2014 management agreement.

On January 1, 2015, the Company entered into an agreement and issued 545,000 shares of S-8 registered free-trading common stock with a fair market value of $30,029.50 to a consultant for services.

On January 15, 2015, the Company entered into an agreement and issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $922,500 to Richard Cowan, former CFO for services.

On January 15, 2015, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $922,500 for settlement of $150,000 in liabilities.  Loss on the settlement was $772,500.

On January 18, 2015, Mario Lap, the Company’s director and director and officer of EU subsidiaries, loaned $4,031 to Cannabis Science BV a wholly-owned subsidiary of the Company.

On January 20, 2015, the Company entered into an agreement and issued 5,000,000 shares of Rule 144 restricted common stock with a fair market of $322,500 and 8,240,310 shares of S8 registered free-trading common stock with a fair market value of $525,671 to Robert Kane, CFO for services.

On January 27, 2015, the Company issued 4,318,000 shares S-8 registered free-trading common stock with a fair market value of $237,922 to Chad S. Johnson, COO/General Council for services under November 25, 2014 agreement.

On January 29, 2015, the Company paid $120,000 in cash to Old West Entertainment Corp. as instructed by Raymond Dabney, CEO, as payment of management fees owing to Mr. Dabney.

On January 31, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $150,203 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On January 31, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $150,203 to Raymond Dabney, CEO, for services under November 5, 2014 agreement.

On February 20, 2015, the Company entered into an agreement and issued 300,000 shares of Rule 144 restricted common stock with a fair market value of $15,300 to each of four consultants to services in conjunction with the MGT acquisition.

On March 3, 2015, the Company entered into an agreement and issued 5,000,000 shares of S-8 registered free-trading common stock and 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $625,000 to John Dalaly, President of MGT for services in conjunction with the MGT acquisition.

On March 16, 2015, the Company entered into two agreements and issued 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S8 registered common stock with a fair market value of $255,000 to each of the two consultants.

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

On March 26, 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $222,500 to a consultant for legal advisory services for European operations.

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

On March 26 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $222,800 to a legal consultant in Europe for the Company’s wholly owned subsidiary.

On April 20, 2015, the Company entered into an agreement with an American legal group for legal services to be provided and effectively issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $168,000 as retainer for services to be rendered.

On April 29, 2015, the Company issued 40,000,000 common shares for settlement of $40,000 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,360,000, from the stockholder notes payable originating on December 31, 2013.

On April 30, 2015, the Company issued 10,000,000 shares S-8 registered free-trading common stock with a fair market value of $350,000 to Robert Kane, CFO/Director under January 20, 2015 agreement.

On April 30, 2015, the Company issued 1,500,000 shares S-8 registered free-trading common stock with a fair market value of $56,500 and 1,000,000 shares of Rule 144 restricted common stock with a fair market value of $35,000 to a consultant under January 10, 2014 agreement.

On April 30, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair value of $222,800 to a legal firm for an engagement agreed on March 26, 2015 for the Company’s European legal requirements.

On April 30, 2015, the Company issued 3,500,000 shares S-8 registered free-trading common stock with a fair market value of $169,050 to a consulting firm under March 9, 2015 Research Service Agreement.

On April 30, 2015, the Company issued 5,000,000 shares of S-8 registered common stock with a fair market value of $175,000 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On April 30 2015, the Company issued 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $350,000 to Chad S. Johnson, COO/General Legal Counsel for services under a November 25, 2014 management agreement.

On April 30, 2015, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $95,000 to a consultant under April 24, 2015 Management Agreement.

On April 30, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 to a consultant under April 29, 2015 Consulting Agreement.

On April 30, 2015, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $122,500 to John Dalaly, President of Michigan Green Technologies, LLC for management services under March 3, 2015 Management Agreement.

On April 30, 2015, the Company issued 948,000 shares of S-8 registered free-trading common stock with a fair market value of $33,180 to a consultant for services under November 19, 2014 Consulting Agreement.

On May 21, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $148,000 to IGX Bio, Inc. pursuant to the joint development agreement with the Company.

On July 1, 2015, the Company issued 1,500,000 shares of S-8 registered free-trading common stock with a fair value of $30,750 to a consultant under November 20, 2014 Management Agreement.

On July 7, 2015, the Company entered into a Non-Exclusive Commercial Licensing and Franchise Option Agreement with Purple Haze Properties LLC and agreed to issue 10,000,000 shares of Rule 144 restricted common stock with a fair value of $205,000.  These shares were issued on January 26, 2016.

On July 14, 2015, the Company entered a management agreement with a consultant and agreed to issue 1,000,000 shares of Rule 144 restricted common stock with a fair value of $20,500.

On July 16, 2015, the Company issued 10,000,000 shares of Rule 144 restricted common stock for the Assets Purchases from Equi-Pharm.  The agreement was not completed until November 16, 2015 and the market value of $200,000 on November 16, 2015 was used.

On August 18, 2015, the Company entered a consulting agreement with a consultant and agreed to issue 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S-8 registered free trading common stock with a fair market value of $174,500.

On August 20, 2015, the Company issued 25,000,000 common shares for settlement of $25,000 on part of the $55,081 stockholder debt with Stacey Lewis, for a loss on settlement of $770,000, from the stockholder notes payable originating on February 18, 2015.

On September 1, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 to an officer of the Company’s wholly owned subsidiary in Europe under September 1, 2015 management agreement.

On September 2, 2015, the Company approved dividend paid in the form of common stocks and warrants.  The fair value of the dividends was $473,527.  In March 2016, the Financial Industry Regulatory Authority (FINRA) has refused the approval of the dividend and the dividends was not recorded as of December 31, 2015.

On October 13, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value on November 16, 2015 of $140,000 to the Chief Operating Officer of Equi-Pharm, LLC for management of the Company’s wholly owned subsidiary, Equi-Pharm, LLC, incorporated on November 16, 2015.

On October 13, 2015, the Company issued 1,500,000 shares of S-8 registered free-trading common stock with a fair market value of $42,000 to John Dalaly, President of MGT for services under March 3, 2015 Management Agreement.

On November 1, 2015, the Company issued 7,500,000 shares of Rule 144 restricted common stock for investor relation services with a fair market value of $172,500 under a consulting agreement.

On November 5, 2015, the Company was to issue 2,000,000 shares of Rule 144 restricted common stock to Mr. Raymond Dabney under November 5, 2014 management agreement.  This shares were issued on March 8, 2015 with a fair market value of $21,538.

On December 2, 2015, the Company issued 1,000,000 shares of Rule 144 restricted common stock for a 3 months consulting service with a fair market value of $17,500 under a service agreement.

On December 3, 2015, the Company issued 26,000,000 shares of S-8 registered free-trading common stock with a fair market value of $452,400 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On December 3, 2015, the Company issued 10,500,000 shares of Rule 144 restricted common stock with a fair market value of $182,700 to BHD Holdings BV, a company controlled by Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On December 3, 2015, the Company issued 12,000,000 shares of S-8 registered free-trading common stock with a fair market value of $208,800 to Dr. Khadija Benlhassan for consulting services under November 25, 2014 agreement.

On December 3, 2015, the Company issued 8,000,000 shares of Rule 144 restricted common stock with a fair market value of $139,200 to KBLH BV for consulting services under November 25, 2014 agreement.

On December 3, 2015, the Company issued 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $130,500 to John Dalaly, President of MGT for services under March 3, 2015 Management Agreement.

On December 9, 2015, the Company issued 20,000,000 shares of Rule 144 restricted common stock with a fair market value of $326,000 to Immunoclin Limited, a company indirectly controlled by Mr. Raymond Dabney, CEO of the Company through Castor Management Services, Inc. with Dr. Dorothy Bray, for research and development services under December 9, 2015 agreement.

On December 30, 2015, the Company cancelled and void 300,000 shares of Rule 144 restricted common stock issued on February 20, 2015 with a fair market value of $15,300 to a consultant who returned the shares and resigned from the services due to conflict of interest with the Michigan Green Technologies, LLC.

During the year ended December 31, 2015, the Company issued stock pursuant to debt settlement agreements as follows:

On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on March 12, 2015 to Richard Cowan, former director and CFO, to settle $150,000 in promissory notes originating on November 6, 2013 for a loss on settlement of $772,500.

On February 20, 2015, the Company issued 30,828,080 common shares for settlement of $30,828 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,510,576, from the stockholder notes payable originating on July 23, 2013 ($18,328), August 15, 2013 ($1,250), August 30, 2013 ($1,250), and September 9, 2013 ($10,000).

On April 29, 2015, the Company issued 40,000,000 shares of common stock pursuant to a debt settlement agreement with Intrinsic Capital Corp. to settle $40,000 in debt owing under December 31, 2013 note payable for a loss on settlement of $1,360,000.

On August 20, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis, a stockholder of the Company, to retire $25,000 of the $55,810 in promissory notes originated on February 18, 2015 and issued 25,000,000 shares of common stock to partially settle the debt for a loss on settlement of $770,000.

On October 22, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $30,000 of the $55,810 in promissory notes originated on February 18, 2015 and issued 30,000,000 shares of common stock to partially settle the debt for a loss on settlement of $723,000.

On November 13, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $30,000 of the $75,044 in promissory notes originated on March 21, 2015 and issued 30,000,000 shares of common stock to partially settle the debt for a loss on settlement of $564,000.

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

Results of Operations

Limited Revenues

During the fiscal year ended December 31, 2015 we generated license revenues of $0 and educational and consulting revenue of $44,227 compared to $0 in license revenue and $1,031 in educational and consulting revenues for the year ended December 31, 2014.  As of December 31, 2015, we had an accumulated deficit of $128,017,132.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

Our net loss increased from $16,884,764 for the fiscal year ended December 31, 2014 to $18,623,827 for the fiscal year ended December 31, 2015 representing an increase of $1,739,063.  For the fiscal year ended December 31, 2015, our net loss per share was $0.01 based on weighted average of 1,278,148,706 shares, compared to a net loss per share of $0.02 per share based on weighted average of 869,816,372 shares for the fiscal year ended December 31, 2014.

Expenses

Total operating expenses increased from $15,887,336 for the fiscal year ended December 31, 2014 to $19,062,873 for the fiscal year ended December 31, 2015 representing an increase of $3,175,537.

Bad debt expense decreased from $0 for the fiscal year ended December 31, 2014 resulting from a provision for uncollected license fees to $0 for 2015.

Our research and development expenses increased from $135,439 for the fiscal year ended December 31, 2014 to $801,500 for the fiscal year ended December 31, 2015 representing an increase of $666,061.

Our professional fees increased $776,599 to $866,647 for the fiscal year ended December 31, 2015 compared to $90,048 for the fiscal year ended December 31, 2014.  This increase was due to increased legal services under agreements and other legal associated with increase securities filing activity and business ventures.

The loss on settlement of liabilities increased from $5,357,447 for the year ended December 31, 2014 to $5,625,076 in 2015.  This increase was due to increased settlement of liabilities through stock and resulting losses on the settlements.  Our general and administrative expenses increased by $1,672,747 from $10,029,903 for the fiscal year ended December 31, 2014 to $11,702,650 for fiscal year ended December 31, 2015.  The increase in general and administrative expenses was mainly due to an increase in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2015, our current assets totaled $314,914 which was comprised of $61,971 in cash and cash equivalents, $39,366 in other receivables, $37,516 in accounts receivable-related party, $19,311 in inventory and $156,750 in prepaid expenses.  As of December 31, 2015, we had $971,500 in deposits for properties, $128,927 in Equity method investee, $170,789 in Goodwill, $215,000 in Intangibles for Trademarks, License and Franchise options and total assets of $1,801,030.  As of December 31, 2015 we had a working capital deficit of $2,614,487.

Our net loss of $18,623,827 for the year ended December 31, 2015 was mostly funded by private placements of stock and debt financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2015 our cash position increased by $51,910.

During the year ended December 31, 2015, we received net cash of $749,622 from financing activities compared to $562,548 for the same period in 2014.  We used net cash of $710,196 in operating activities for the fiscal year ended December 31, 2015 compared to $493,276 for the same period in 2014.  And we were provided by net cash of $12,484 in investing activities for the fiscal year ended December 31, 2015 compared to using net cash of $60,154 for the same period in 2014.

On January 20, 2015, the Company issued a private placement offering to an accredited investor for 10,000,000 common shares at $0.025 per share.  Gross proceeds of $250,000 under the private placement offering were received by the Company.

On August 16, 2015 the Company approved and registered 100,000,000 common stock option at an exercise price of $0.01 under the Company’s 2015 Equity Award Plan and entered into 11 Non-Statutory Stock Option Agreements with certain consultants on August 26, 2015 for 60,000,000 common stock options, and on September 22, 2015 for 1,500,000 common stock options with one consultant, and on December 4, 2015 for 15,000,000 common stock options with two consultants for a total of 76,500,000 common stock options. All the 76,500,000 common stock options were exercised with gross proceeds of $765,000 of which $158,524 were received by the Company, $224,976 was used to offset consulting fees, and $381,500 are in common stock receivable.

As of December 31, 2015, a total of $1,406,513 (December 31, 2014: $1,581,486) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 23, 2014 through December 31, 2015.  Promissory notes totaling $1,360,658 were in default on December 31, 2015.  All promissory notes are unsecured.

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

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT and completed the transaction with the principals of MGT under the proposal letter on February 20, 2015 to effectively increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company has agreed to issue a total of twenty million (20,000,000) shares to the principals and shareholders of MGT over 12 months (see Form 8-K with the SEC on file no. 000-28911 August 8, 2014).

On January 5, 2015 the Company announced the International release of 8 initial products that will be synergistically produced, distributed and marketed across the Netherlands, Spain and California where Cannabis Science is active and has cannabis production facilities. The products are currently ready for pre-clinical studies, self-medicating patient ailment usage, marketing release, sales and distribution. The company also released The Cannabis Science Patient Access Center (PAC) http://pac.cannabisscience.com, in beta version, is now available for patients to track usage and receive updates.

On May 7, 2015 the Company announced the Assets acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products. As consideration for acquiring the Assets, which consist of Inventory, Trademark and brand names, and goodwill, the Company issued ten million (10,000,000) shares to the shareholders of Equi-Pharm and agreed to change its company name. The acquisition was completed on November 16, 2015 and the Company has formed a new wholly owned subsidiary called Equi-Pharm LLC. The Company is working closely with management of Equi-Pharm to expand the product lines.

On May 19, 2015 Cannabis Science announced the expansion of licensing deal with Purple Haze Properties. Cannabis Science and Purple Haze Properties are working together to launch exciting lines of quality cannabis products using scientific genetics and creating an education platform to share information from doctors and patients around the world about the advances of cannabis research.

On May 27, 2015 the Company announced a Historic Collaborative Drug Development deal with IGXBio and its GenePro®, a DNA-based immunotherapeutic that recently received FDA IND approval to enter into human trials. The companies intend to develop a joint protocol to demonstrate potential synergistic effects of their respective drug candidates in HIV, as well as potential new drug candidates. IGXBio is a privately held clinical stage biotechnology company developing advanced DNA immunotherapies for HIV infection, based in Fairway, KS, USA.

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

On November 2, 2015 the Company announced a significant collaborative drug development deal with IGXBio Inc., and its GenePro®, a DNA-based immunotherapeutic that recently received FDA IND approval to enter into human trials. The companies developed joint protocols that explore potential synergistic effects of their respective drug candidates, as well as potential new drug candidate opportunities. IGXBio has a drug called GenePro®, which is already registered with the FDA and has an IND number. This expedites the process to seek FDA approval in the future. GenePro® is designed to promote an anti-HIV immune response that facilitates virus control in HIV-infected subjects. There are more than 150 peer-reviewed publications that describe the effectiveness of GenePro®. The inflammatory response that is associated with HIV infection is present at even low levels of viral replication, and is a major causal factor for the morbidities and associated mortality of HIV infection. Low-grade inflammation frequently occurs despite clinically successful anti-retroviral therapy and is associated with increased incidence of heart disease, bone disease, and cancers.

On November 11, 2015, Cannabis Science announced the release of seven original cannabinoid-based animal care products through its wholly owned subsidiary, Equi-Pharm, LLC.

On November 25, 2015 the Company announced positive results from its initial test run of its Pure Decarboxylated CO2 Oil (PDCO) released through the Cannabis Science Research Foundation (CSRF or the Foundation) to 15 dispensaries and several less fortunate self-medicating patients. This trial, collaborative rollout by CSRF, as contracted by Cannabis Science to the California not-for-profit, was designed to meet two primary goals. The first, to conduct tests on the efficacy of the product for patients; the second, to gather proprietary data based on testimonials from real self-medicating consumers from their firsthand experiences. The feedback received will be used to influence the Company's continuing efforts to bring the best cannabinoid-based formulations to market On November 30, 2015 Cannabis Science announced the launch of their cannabinoid-formulated capsule product line. The initial capsule formulations released are CBD, Indica, and Sativa; each of the three types of caps will be available in 25mg, 50mg, and 100mg doses and will be provided in two-dose packs with more size options to be made available in the near future.

On December 10, 2015 the Company announced that Cannabis Science Entered Select, New High-Dosage Product Line of CBD, Sativa, and Indica Capsules into the Industry-Famous Emerald Cup Event in Santa Rosa, CA on December 12th and 13th.

On December 15, 2015 After Successful Formulation Work, Cannabis Science Follows Through With a Full Clinical Drug Development Agreement With ImmunoClin to Deliver GMP Quality Pre-Clinical Data to Enter CS-NEURO-1 Into a Phase I Human Study in Europe.  After ImmunoClin successfully completed its one-year formulation work for CBIS, focusing on cannabis extracts and cannabinoids, the results are compelling and conclusive. ImmunoClin will, under its class I license, initiate, manage, and coordinate all aspects of the new comprehensive clinical research program on behalf of Cannabis Science. The new program will focus on delivering compliant GMP quality pre-clinical data, including cultivation of CBIS specific cannabis strains, formulation and manufacturing of clinical grade material to enable entry of CS-NEURO-1 and other cannabinoid based products into a Phase I human studies in Europe.

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

As of December 31, 2015, the Company had four directors/executives under management services contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cannabis Science, Inc.

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc. and its subsidiaries (the “Company”), as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency and will need to raise additional capital to fund its business operations and plans.  Furthermore, there is no assurance that any capital raise will be sufficient to complete the Company’s business plans.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

May 3, 2016

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2015 and 2014
	December 31,	December 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash	61,971	10,061
Other receivables	39,366	8,670
Prepaid expenses and deposits	156,750	97,626
Loans receivable, related party	37,516	50,000
Inventory	19,311	-
Total current assets	314,914	166,357

Computer and Equipment, net of accumulated
depreciation of $13,716 and $12,200 (Note 8)	-	-
Deposits (Note 9)	971,500	971,500
Equity method investee (Note 10)	128,927	243,969
Goodwill (Note 1 and 11)	170,689	-
Intangibles, net of accumulated amortization (Note 11)	215,000	-
TOTAL ASSETS	1,801,030	1,381,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	680,215	153,094
Accrued expenses, primarily management fees (Note 4)	1,614,654	1,716,807
Advances from related parties (Note 4)	414,135	203,892
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,406,513	1,581,486
Total current liabilities and total liabilities	4,415,517	3,955,279

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2015 and December 31, 2014	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
1,581,855,296 issued and outstanding as of December 31,2015 and
1,032,123,906 at December 31, 2014	1,581,856	1,032,124
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Prepaid consulting	(3,209,032)	(4,448,696)
Common Stock receivable	(381,500)	-
Additional paid-in capital	127,942,191	110,256,424
Accumulated deficit	(128,017,132)	(109,393,306)
Cumulative exchange translation	(18,496)	(20,999)
Equity attributable to common shareholders	(2,101,113)	(2,573,453)
Non-Controlling interest	(513,374)	-
Total stockholders' deficit	(2,614,487)	(2,573,453)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,801,030	1,381,826

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
	$	$
Revenue	44,227	1,031

Operating Expenses
Investor relations	67,000	-
Professional fees	866,647	90,048
Impairment loss on goodwill	-	66,274
Net loss on settlement of liabilities	5,625,076	5,357,447
Depreciation and amortization	-	208,225
Research and development	801,500	135,439
General and administrative	11,702,650	10,029,903
Total operating expenses	19,062,873	15,887,336
Net Operating Profit (Loss)	(19,018,646)	(15,886,305)

Other Income (Expense)
Interest income, net	-	-
Interest expense, net	(4,555)	(65)
Debt refinancing costs	-	(833,000)
Warrant expense	-	(97,894)
Unrealized gain (loss) on equity investee	(114,000)	(90,000)
Unrealized gain (loss) on marketable securities	-	22,500
Total other income (expense)	(118,555)	(998,459)
Net Loss	(19,137,201)	(16,884,764)
Net Loss attributable to non-controlling interest	513,374	-
Net Loss attributable to common shareholders	(18,623,827)	(16,884,764)
Other Comprehensive Income
Foreign exchange translation adjustment	2,503	(20,999)
Total other comprehensive income	2,503	(20,999)

Net Comprehensive Loss	(18,62l,324)	(16,905,763)

Net loss per common share
- Basic and diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding	1,278,148,706	869,816,372

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2013 to December 31, 2015

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Foreign Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	-	-	(3,518,819)	-	(3,518,819)
Common stock issued for services	151,100,000	151,100	-	-	10,120,035	(4,558,065)	-		-	5,713,070	-	5,713,070
Common stock issued for settlement of liabilities and debt	87,000,000	87,000	-	-	5,486,000	-	-			5,573,000		5,573,000
Common stock issued for debt extension	5,000,000	5,000	-	-	828,000	-	-			833,000		833,000
Common stock issued for private placement	4,000,000	4,000	-	-	996,000	-	-			1,000,000		1,000,000
Common stock issued for deposit to acquire assets	14,500,000	14,500	-	-	957,000	-	-			971,500		971,500
Extension of warrant expiry	-	-	-	-	97,894	-	-		-	97,894		97,894
Amortization of shares issued for services	-	-	-	-	-	3,662,665	-			3,662,665		3,662,665
Net loss for the period	-	-	-	-	-	-	(16,884,764)		-	(16,884,764)	-	(16,884,764)
Foreign exchange translation	-	-	-	-	-	-	-		(20,999)	(20,999)		(20,999)
Balance at December 31, 2014	1,032,123,906	1,032,124	1,000,000	1,000	110,256,424	(4,448,696)	(109,393,306)	-	(20,999)	(2,573,452)	-	(2,573,452)
Common stock issued for services	257,403,310	257,403			8,768,692	(6,012,368)		-		3,013,728		3,013,728
Common stock issued for settlement of liabilities and debt	185,828,080	185,828			6,120,076			-		6,305,904		6,305,904
Common stock issued for private placement	10,000,000	10,000			240,000			-		250,000		250,000
Common stock issued for deposit to acquire assets	20,000,000	20,000			385,000			-		405,000		405,000
Common stock issued for stock option exercised	76,500,000	76,500			2,172,000			(381,500)		1,867,000		1,867,000
Amortization of shares issued for services						7,252,031				7,252,031		7,252,031
Net loss for the period							(18,623,828)			(18,623,828)	(513,374)	(19,137,202)
Rounding difference					(1)		2	-		1		1
Foreign exchange translation									2,503	2,503		2,503
Balance at December 31, 2015	1,581,855,296	1,581,855	1,000,000	1,000	127,942,191	(3,309,032)	(128,017,132)	(381,500)	(18,496)	(2,101,113)	(513,374)	(2,614,487)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	December 31, 2015	December 31, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(19,137,201)	(16,884,764)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	1,516
Amortization	-	206,709
Stock issued for services	10,109,010	9,375,735
Stock issued for debt extension	-	833,000
Stock options issued for services	1,708,476	-
Loss on equity investee	115,042	90,000
Gain on marketable securities	-	(22,500)
(Gain) / Loss on settlement of liability	(75,000)	16,447
Loss on settlement of debt	5,700,076	5,341,000
Impairment loss on goodwill	-	66,274
Warrant expense	-	97,894
Foreign exchange translation adjustment	2,503	(20,999)
Changes in operating assets and liabilities:
Other receivables	(30,696)	(7,973)
Prepaid expenses and deposits	97,626	(97,626)
Accounts payable	602,121	755
Accrued expenses, primarily management fees	197,847	511,256
NET CASH USED IN OPERATING ACTIVITIES	(710,196)	(493,276)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in Endocan Corporation	-	(10,154)
Advances receivable, related parties	12,484	(50,000)
Repayment from advances receivable, related party	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	12,484	(60,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officers	6,000	12,548
Proceeds from notes payable to stockholders	130,855	-
Repayments of notes payable to stockholders	204,243	(450,000)
Proceeds from common stock options exercised	158,524	-
Proceeds from sale of common stock	250,000	1,000,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	749,622	562,548
NET INCREASE (DECREASE) IN CASH	51,910	9,118
CASH, BEGINNING OF PERIOD	10,061	943
CASH, END OF PERIOD	61,971	10,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	9,026,096	10,271,135
Common stock issued for settlement of debt	6,305,904	5,573,000
Debt converted into common stock	605,828	87,000
Common stock issued for assets	405,000	971,500
Common stock issued for debt extension	-	833,000
Common stock issued for options exercised	2,248,500	-
Equity investment in Endocan Corporation	-	333,969
Accounts payable paid through note payable, stockholder	130,855	13,500

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Cannabis Science, Inc. is at the forefront of medical marijuana research and development.  The Company works with world authorities on phytocannabinoid science targeting critical illnesses, and adheres to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products.  In sum, we are dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance.  The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10 th and May 6 th, 2013, respectively, to pursue business opportunities in Europe and worldwide.  There are currently minimal operations in the subsidiaries.  Agreements and business disclosures are in process.

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

The operating results of GGECO University, Inc. (“GGECO”), acquired on February 9, 2012, for the period February 10, 2012 through December 31, 2013 were consolidated with the consolidated financial statements of the Company for the year ended December 31, 2014 and 2013.  The s-type corporation of GGECO was dissolved in 2012 and all operations combined into the Company.  An independent valuation firm determined the intangibles acquired in GGECO to be $192,119 consisting of $150,000 for educational materials, $20,000 for the trade name, and $22,119 for the workforce.  The total purchase price of $450,132, including acquired net liabilities, audit and valuation costs was recorded.  Full impairment of GGECO was recognized and all goodwill was written off at December 31, 2014.

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

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT and completed the transaction with the principals of MGT under the proposal letter on February 20, 2015 to effectively increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company issued additional shares to the principals and shareholders of MGT.

On May 6, 2015 the Company announced the Assets acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products. As consideration for acquiring the Assets, which consist of Inventory, Trademark and brand names, and goodwill, the Company issued ten million (10,000,000) shares to the shareholders of Equi-Pharm and agreed to change its company name. The acquisition was completed on November 16, 2015 and the Company has formed a new wholly owned subsidiary called Equi-Pharm LLC. In the state of Tennessee and start the operation of distributing of existing and new line of products.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2015 and 2014, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

H. Fair Value Measurements

Under ASC Topic 820, Fair Value Measurements, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2015.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five years.  The Company determined no impairment on goodwill for the year ended December 31, 2015.

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

The Company recorded no impairment loss on goodwill for the year ended December 31, 2015 and recorded an impairment loss on goodwill of $66,274 for the year ended December 31, 2014 that was included in operating expenses and resulting net operating loss.

J. Research and Development Expenses

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.  No identifiable intangible assets have been recorded as of December 31, 2015.

K. Income Taxes

Under ASC Topic 740, “Income Taxes”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

The Company is working with its accountants to prepare and file overdue federal tax returns for 2008 through 2015, which are anticipated to be completed and filed in fiscal 2016.

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

O. Recent Accounting Pronouncements

During the year ended December 31, 2015 and through April 11, 2016, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $128,017,132 and had a stockholders’ deficit of $2,614,487 at December 31, 2015.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2015, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no commitment or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings.

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

Level 3

Inputs to the valuation methodology are unobservable inputs for the asset or liability.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at December 31, 2015.

Investment in marketable securities: Trading securities valued at the closing price of Endocan Corporation shares held by the Company at year end.

Intangibles from Licensing of Purpose Haze Properties and assets acquisition of Equi-Pharm: Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with similar value, rights and conditions.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2015 and 2014.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$157,500	$—	$—	$157,500
Intangibles from acquisitions, GGECO and CCI,
net of accumulated amortization	—	—	—	—
Total assets as of December 31, 2014	$157,500	$—	$—	$157,500

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$43,500	$—	$—	$43,500

Intangibles from acquisitions Equi-Pharm and License from Purpose Haze net of accumulated amortization	—	—	385,689	385,689
Total assets as of December 31, 2015	$43,500	$—	$385,689	$429189

4.  RELATED PARTY TRANSACTIONS

On March 27, 2015, the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., loaned Michigan Green Technologies LLC $52,500 secured by a non-interest bearing promissory note due within 30 days of MGT liquidating shares in Cannabis Science, Inc. to repay the debt.

As of February 20, 2015, the Company closed on its acquisition and now owns a majority 50.1% interest in MGT.

On July 31, 2015 and August 1, 2015, R Kane Holding Inc. advanced a total of $6,000 to Dean Law Trust for payment of the Company’s expenses.  Loan Payable to R Kane Holding Inc., a company controlled by Mr. Robert Kane, director and CFO totaled $58,500 and $0 at December 31, 2015 and 2014 respectively.

From October 1, 2015 to December 31, 2015, Interstate 101, a shareholder of the Company, advanced $61,902.15 to the Company with no interest and no security.

On October 1, 2015, Castor Management Services, a shareholder of the Company, advanced $3,164.72 to the Company with no interest and no security.

At December 31, 2015, a total of $191,344 (December 31, 2014: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At December 31, 2015, $66,847 (December 31, 2014: $12,101) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At December 31, 2015, $447 (December 31, 2014: $447) was due to Robert Melamede, former CEO.

At December 31, 2015, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTCBB: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of Endocan, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at December 31, 2015 and December 31, 2014 was determined to be $0.0058 and $0.021 per share or $43,500 and $157,500 respectively. The Company recorded an unrealized gain of $22,500 for the year ended December 31, 2014 when transitioned to equity method investee account.

On November 5, 2014, the Company transitioned to equity method investee account for the Endocan shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2015, the Company recorded an impairment on the equity method investee account of $114,000 and an impairment of $90,000 for the year ended December 31, 2014 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of Endocan. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.  Raymond Dabney, CEO is the controlling shareholder of Endocan Corporation.

For the year ended December 31, 2015, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	CEO	$ 171,741
Dr. Dorothy Bray	Former CEO	765,303
Dr. Richard Cowan	Former CFO	922,500
Dr. Allen Herman	Chief Medical Officer	271,250
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	415,000
Robert Kane	CFO	1,135,060
Chad S. Johnson, Esq.	COO and General Counsel	773,422
Mario Lap	Director	0
		$4,454,276

1 Including compensation to entities beneficially owned/control by the related parties

On January 29, 2015, the Company paid from Chae Law Trust $120,000 to Old West Entertainment Corp. as instructed by Mr. Raymond Dabney CEO, as payment of management fees owing to Mr. Dabney.

On April 8, 2015, the Company paid from Chae Law Trust $21,500 to Old West Entertainment Corp. as instructed by Mr. Raymond Dabney, CEO as payment of management fees owing to Mr. Dabney.

On October 13, 2015, Mr. Andrew Pitsicalis, has paid $50,000 for exercise of his stock option under the August 26, 2015 Non-Statutory Option Agreement and was instructed by Mr. Raymond Dabney, CEO to pay to Old West Entertainment Corp. as payment of management fees owing to Mr. Dabney by the Company.

Raymond Dabney, CEO is a controlling shareholder and Chad S. Johnson, COO/General Legal Counsel of ImmunoClin Corporation (OTC: IMCL), respectively.  ImmunoClin performs laboratory services, research and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre.

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

Notes payable to Intrinsic Venture Corp. totaled $0 and $0 at December 31, 2015 and 2014, respectively.  On July 1, 2014, IVC assigned a total of $251,371 promissory notes payable by the Company to Intrinsic Capital Corp.  On October 1, 2014, IVC assigned a total of $420,000 promissory notes payable by the Company to Intrinsic Capital Corp.  On November 1, 2014, IVC assigned a total of $1,108,896 promissory notes to Embella Holdings Ltd.  Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $302,088 at December 31, 2015 and 2014, respectively. See Note 6.

Notes payable to Richard Cowan, former director and CFO totaled $0 and $150,000 at December 31, 2015 and 2014, respectively.  See Note 6.

Between January 1, 2015 to March 7, 2015, R. Kane Holding Inc., a company owned by Mr. Robert Kane, director and CFO, had advanced $52,500 into Michigan Green Technologies, LLC, which is 50.1% controlled by the Company as Loan Payable to R. Kane Holding Inc.

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

5.  NOTES PAYABLE

As of December 31, 2015, a total of $1,406,513 (December 31, 2014: $1,581,486) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 23, 2014 through December 31, 2015. Promissory notes totaling $1,360,658 were in default on December 31, 2015.  All promissory notes are unsecured.

$150,000 in promissory notes were due to Richard Cowan, former director and CFO of the Company.  On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on March 12, 2015 to settle the debt owed to Cowan.  All promissory notes are unsecured.

$130,855 in promissory notes was due to Stacey R. Lewis, stockholder of the Company. On August 20, 2015, the Company entered into a partial debt settlement agreement to retire $25,000 of the amount and issued 25,000,000 shares of common stock to partially settle the debt owed to Lewis.  On October 22, 2015, the Company entered into a partial debt settlement agreement to retire $30,000 of the amount and issued 30,000,000 shares of common stock to partially settle the debt owed to Lewis.  On November 13, 2015, the Company entered into another partial debt settlement agreement to retire $30,000 of the amount and issued 30,000,000 shares of common stock to partially settle the debt owed to Lewis.  All promissory notes are unsecured.

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

Between April 1, 2015 and December 31, 2015, Interstate 101 advanced $61,902 to the Company to pay for various expenses of the Company.

On August 14, 2015, Castor Management Services advanced $3,165 to the Company to pay for expenses of the Company.

As of April 11, 2016, the Company has settled the balance of $45,855 promissory notes owed to Stacey R. Lewis on February 7, 2016 and issued 45,000,000 shares of common stock pursuant to a debt settlement agreement.  The Company is in default on the promissory notes due and is negotiating with the debtors to extend the due dates and/or settle the debt.

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

At December 31, 2015 and 2014, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $78,500,000 and $59,900,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2035 for federal tax purposes and 2020 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
NOL expense (benefit)	$(26,699,209)	$(20,367,959)
Less: valuation allowance	26,699,209	20,367,959
Net deferred tax assets	$-	$-

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
Income tax expense (benefit) at
statutory federal rate	$(6,331,250)	34%	$(5,747,959)	34%
State income taxes
NOL limitation (Note 3)
Increase (decrease) in valuation allowance	6,331,250	-34%	5,747,959	-34%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%	$-	0%

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,581,855,296 and 1,032,123,906 issued and outstanding as of December 31, 2015 and 2014, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2015 and 2014.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of December 31, 2015 and 2014.

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

On March 25, 2015, the Company filed a Form S-8 (file no. 333-202982) registering 50,000,000 common shares under a 2015 Stock Compensation Plan. As of December 31, 2015, the Company has issued 46,448,000 common shares as compensation under the plan to various executives and consultants of the Company.

On August 18, 2015, the Company filed a Form S-8 (file no. 333-206443) registering 50,000,000 common shares and 100,000,000 incentive stock options or Non-Statutory Stock Options under a 2015 Equity Award Plan. As of December 31, 2015, the Company has issued 47,000,000 common shares as compensation and has issued 2,500,000 Incentive Stock Options exercisable at $0.04 a share and 76,500,000 Non-Statutory Stock Options exercisable at $0.01 a share under the plan to various consultants and managements of the Company and 76,500,000 Non-Statutory Stock Options have been exercised at $0.01 a share.

During the year ended December 31, 2015, the Company issued the following common stock:

During the fiscal year ended December 31, 2015, we sold the following shares in an unregistered offering:

On January 20, 2015, the Company issued a private placement offering to an accredited investor for 10,000,000 common shares at $0.025 per share. Gross proceeds of $250,000 under the private placement offering were received by the Company.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the year ended December 31, 2015, the Company issued stock pursuant to consulting agreements with several parties as follows:

On January 1, 2015, the Company issued 5,000,000 Rule 144 restricted shares of common stock with a fair market value of $275,500 to Chad S. Johnson, COO/General Legal Counsel for services under a November 25, 2014 management agreement.

On January 1, 2015, the Company entered into an agreement and issued 545,000 shares of S-8 registered free-trading common stock with a fair market value of $30,029.50 to a consultant for services.

On January 15, 2015, the Company entered into an agreement and issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $922,500 to Richard Cowan, former CFO for services.

On January 15, 2015, the Company issued 15,000,000 shares of Rule 144 restricted common stock with a fair market value of $922,500 for settlement of $150,000 in liabilities. Loss on the settlement was $772,500.

On January 18, 2015, Mario Lap, the Company’s director and director and officer of EU subsidiaries, loaned $4,031 to Cannabis Science BV a wholly-owned subsidiary of the Company.

On January 20, 2015, the Company entered into an agreement and issued 5,000,000 shares of Rule 144 restricted common stock with a fair market of $322,500 and 8,240,310 shares of S8 registered free-trading common stock with a fair market value of $525,671 to Robert Kane, CFO for services.

On January 27, 2015, the Company issued 4,318,000 shares S-8 registered free-trading common stock with a fair market value of $237,922 to Chad S. Johnson, COO/General Council for services under November 25, 2014 agreement.

On January 29, 2015, the Company paid $120,000 in cash to Old West Entertainment Corp. as instructed by Raymond Dabney, CEO, as payment of management fees owing to Mr. Dabney.

On January 31, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $150,203 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On January 31, 2015, the Company issued 2,726,000 shares of S-8 registered common stock with a fair market value of $150,203 to Raymond Dabney, CEO, for services under November 5, 2014 agreement.

On February 20, 2015, the Company entered into an agreement and issued 300,000 shares of Rule 144 restricted common stock with a fair market value of $15,300 to each of four consultants to services in conjunction with the MGT acquisition.

On March 3, 2015, the Company entered into an agreement and issued 5,000,000 shares of S-8 registered free-trading common stock and 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $625,000 to John Dalaly, President of MGT for services in conjunction with the MGT acquisition.

On March 16, 2015, the Company entered into two agreements and issued 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S8 registered common stock with a fair market value of $255,000 to each of the two consultants.

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

On March 26, 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $222,500 to a consultant for legal advisory services for European operations.

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

On March 26 2015, the Company entered into an agreement and effectively issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $222,800 to a legal consultant in Europe for the Company’s wholly owned subsidiary.

On April 20, 2015, the Company entered into an agreement with an American legal group for legal services to be provided and effectively issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $168,000 as retainer for services to be rendered.

On April 29, 2015, the Company issued 40,000,000 common shares for settlement of $40,000 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,360,000, from the stockholder notes payable originating on December 31, 2013.

On April 30, 2015, the Company issued 10,000,000 shares S-8 registered free-trading common stock with a fair market value of $350,000 to Robert Kane, CFO/Director under January 20, 2015 agreement.

On April 30, 2015, the Company issued 1,500,000 shares S-8 registered free-trading common stock with a fair market value of $56,500 and 1,000,000 shares of Rule 144 restricted common stock with a fair market value of $35,000 to a consultant under January 10, 2014 agreement.

On April 30, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair value of $222,800 to a legal firm for an engagement agreed on March 26, 2015 for the Company’s European legal requirements.

On April 30, 2015, the Company issued 3,500,000 shares S-8 registered free-trading common stock with a fair market value of $169,050 to a consulting firm under March 9, 2015 Research Service Agreement.

On April 30, 2015, the Company issued 5,000,000 shares of S-8 registered common stock with a fair market value of $175,000 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On April 30 2015, the Company issued 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $350,000 to Chad S. Johnson, COO/General Legal Counsel for services under a November 25, 2014 management agreement.

On April 30, 2015, the Company issued 2,500,000 shares of S-8 registered free-trading common stock with a fair market value of $95,000 to a consultant under April 24, 2015 Management Agreement.

On April 30, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 to a consultant under April 29, 2015 Consulting Agreement.

On April 30, 2015, the Company issued 3,500,000 shares of S-8 registered free-trading common stock with a fair market value of $122,500 to John Dalaly, President of Michigan Green Technologies, LLC for management services under March 3, 2015 Management Agreement.

On April 30, 2015, the Company issued 948,000 shares of S-8 registered free-trading common stock with a fair market value of $33,180 to a consultant for services under November 19, 2014 Consulting Agreement.

On May 21, 2015, the Company issued 5,000,000 shares of Rule 144 restricted common stock with a fair market value of $148,000 to IGX Bio, Inc. pursuant to the joint development agreement with the Company.

On July 1, 2015, the Company issued 1,500,000 shares of S-8 registered free-trading common stock with a fair value of $30,750 to a consultant under November 20, 2014 Management Agreement.

On July 7, 2015, the Company entered into a Non-Exclusive Commercial Licensing and Franchise Option Agreement with Purple Haze Properties LLC and agreed to issue 10,000,000 shares of Rule 144 restricted common stock with a fair value of $205,000.  These shares were issued on January 26, 2016.

On July 14, 2015, the Company entered a management agreement with a consultant and agreed to issue 1,000,000 shares of Rule 144 restricted common stock with a fair value of $20,500.

On July 16, 2015, the Company issued 10,000,000 shares of Rule 144 restricted common stock for the Assets Purchases from Equi-Pharm. The agreement was not completed until November 16, 2015 and the market value of $200,000 on November 16, 2015 was used.

On August 18, 2015, the Company entered a consulting agreement with a consultant and agreed to issue 2,500,000 shares of Rule 144 restricted common stock and 2,500,000 shares of S-8 registered free trading common stock with a fair market value of $174,500.

On August 20, 2015, the Company issued 25,000,000 common shares for settlement of $25,000 on part of the $55,0810 stockholder debt with Stacey Lewis, for a loss on settlement of $770,000, from the stockholder notes payable originating on February 18, 2015.

On September 1, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $175,000 to an officer of the Company’s wholly owned subsidiary in Europe under September 1, 2015 management agreement.

On September 2, 2015, the Company approved dividend paid in the form of common stocks and warrants. The fair value of the dividends was $473,527. In March 2016, the Financial Industry Regulatory Authority (FINRA) has refused the approval of the dividend and the dividends was not recorded as of December 31, 2015.

On October 13, 2015, the Company issued 5,000,000 shares of S-8 registered free-trading common stock with a fair market value on November 16, 2015 of $140,000 to the Chief Operating Officer of Equi-Pharm, LLC for management of the Company’s wholly owned subsidiary, Equi-Pharm, LLC. Incorporated on November 16, 2015.

On October 13, 2015, the Company issued 1,500,000 shares of S-8 registered free-trading common stock with a fair market value of $42,000 to John Dalaly, President of MGT for services under March 3, 2015 Management Agreement.

On November 1, 2015, the Company issued 7,500,000 shares of Rule 144 restricted common stock for investor relation services with a fair market value of $172,500 under a consulting agreement.

On November 5, 2015, the Company was to issue 2,000,000 shares of Rule 144 restricted common stock to Mr. Raymond Dabney under November 5, 2014 management agreement.  This shares were issued on March 8, 2015 with a fair market value of $21,538.

On December 2, 2015, the Company issued 1,000,000 shares of Rule 144 restricted common stock for a 3 months consulting service with a fair market value of $17,500 under a service agreement.

On December 3, 2015, the Company issued 26,000,000 shares of S-8 registered free-trading common stock with a fair market value of $452,400 to Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On December 3, 2015, the Company issued 10,500,000 shares of Rule 144 restricted common stock with a fair market value of $182,700 to BHD Holdings BV, a company controlled by Dr. Dorothy Bray, former CEO, for services under November 5, 2014 agreement.

On December 3, 2015, the Company issued 12,000,000 shares of S-8 registered free-trading common stock with a fair market value of $208,800 to Dr. Khadija Benlhassan for consulting services under November 25, 2014 agreement.

On December 3, 2015, the Company issued 8,000,000 shares of Rule 144 restricted common stock with a fair market value of $139,200 to KBLH BV for consulting services under November 25, 2014 agreement.

On December 3, 2015, the Company issued 7,500,000 shares of Rule 144 restricted common stock with a fair market value of $130,500 to John Dalaly, President of MGT for services under March 3, 2015 Management Agreement.

On December 9, 2015, the Company issued 20,000,000 shares of Rule 144 restricted common stock with a fair market value of $326,000 to Immunoclin Limited, a company indirectly controlled by Mr. Raymond Dabney, CEO of the Company through Castor Management Services, Inc. with Dr. Dorothy Bray, for research and development services under December 9, 2015 agreement.

On December 30, 2015, the Company cancelled and void 300,000 shares of Rule 144 restricted common stock issued on February 20, 2015 with a fair market value of $15,300 to a consultant who returned the shares and resigned from the services due to conflict of interest with the Michigan Green Technologies, LLC.

During the year ended December 31, 2015, the Company issued stock pursuant to debt settlement agreements as follows:

On January 15, 2015, the Company entered into a debt settlement agreement and issued 15,000,000 shares of common stock on March 12, 2015 to Richard Cowan, former director and CFO, to settle $150,000 in promissory notes originating on November 6, 2013 for a loss on settlement of $772,500.

On February 20, 2015, the Company issued 30,828,080 common shares for settlement of $30,828 of stockholder debt with Intrinsic Capital Corp., for a loss on settlement of $1,510,576, from the stockholder notes payable originating on July 23, 2013 ($18,328), August 15, 2013 ($1,250), August 30, 2013 ($1,250), and September 9, 2013 ($10,000).

On April 29, 2015, the Company issued 40,000,000 shares of common stock pursuant to a debt settlement agreement with Intrinsic Capital Corp. to settle $40,000 in debt owing under December 31, 2013 note payable for a loss on settlement of $1,360,000.

On August 20, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis, a stockholder of the Company, to retire $25,000 of the $55,810 in promissory notes originated on February 18, 2015 and issued 25,000,000 shares of common stock to partially settle the debt for a loss on settlement of $770,000.

On October 22, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $30,000 of the $55,810 in promissory notes originated on February 18, 2015 and issued 30,000,000 shares of common stock to partially settle the debt for a loss on settlement of $723,000.

On November 13, 2015, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $30,000 of the $75,044 in promissory notes originated on March 21, 2015 and issued 30,000,000 shares of common stock to partially settle the debt for a loss on settlement of $564,000.

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

(iii) the option to purchase 500,000 common shares at thirty-five cents ($0.35) per share; and

(iv) the option to purchase 1,000,000 common shares at fifty cents ($0.50) per share.

On August 16, 2015 the Company approved and registered 100,000,000 common stock option at an exercise price of $0.01 under the Company’s 2015 Equity Award Plan and entered into 10 Non-Statutory Stock Option Agreements with certain consultants on August 26, 2015 for 60,000,000 common shares, and on September 22, 2015 for 1,500,000 common shares with one consultant, and on December 4, 2015 for 15,000,000 with two consultants for a total of 76,500,000 common shares.

A summary of the status of the Company’s option grants as of December 31, 2015 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2014	1,700,000	$0.410
Granted	79,000,000	$0.011
Exercised	76,500,000	$0.010
Expired	–	–

Outstanding December 31, 2015	4,200,000	$0.195

Options exercisable at December 31, 2015	4,200,000	$0.195

1,700,00 shares of these options at an exercise price of $0.17 a share do no expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane and 2,500,000 shares at an exercise price of $0.04 a share expires on March 25, 2016. The weighted average fair value at date of grant for options during year ended December 31, 2015 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

8.  EQUIPMENT

				Net Book Value
	Cost	Accumulated Depreciation	December 31, 2015	December 31, 2014
Equipment	$3,000	$3,000	$—	$—
Laboratory equipment	—	—	—	—
Software	5,000	5,000	—	—
Computers	5,716	5,716	—	—
	$13,716	$13,716	$—	$—

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, and 5 years for equipment and laboratory equipment.

9.  DEPOSITS

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500.  The Company recorded an equivalent deposit for the year ended December 31, 2015 until the acquisition of assets closes, which is anticipated during fiscal 2016 once all assets are identified with supported fair market values and the transfer of land title is completed.

10.  EQUITY METHOD INVESTEE

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,427 (based on currency converted as of December 31, 2015) in loans to Endocan Corporation to its equity method investee account in accordance with ASC 323.  An impairment on the equity method investee account of $114,000 was recognized for the year ended December 31, 2015 in addition to an impairment of $90,000 for the year ended December 31, 2014 due to the non-temporary decline in the value of Endocan marketable securities.

11. INTANGIBLE ASSETS

	December 31, 2015	December 31, 2014
Intellectual assets, primarily intellectual property and goodwill	$830,988	$445,299
Less accumulated amortization	(445,299)	(445,299)
Total intangible assets, net	$385,689	$—

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

The Company determined impairment, no amortization at December 31, 2015 and fully amortized all intangibles at December 31, 2014.

12.  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2015, the following transactions occurred:

On January 11, 2016, the Company issued 15,500,000 shares of Rule 144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012.

On January 20, 2016, the Company issued 10,000,000 shares S-8 registered free-trading common stock under Option Agreement of 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $117,000 to a consultant.

On February 7, 2016, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $45,000 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $589,500.

On February 22, 2016, the Company issued 7,000,000 shares S-8 registered free-trading common stock under Option Agreement of 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $86,100 to a consultant under management agreement.

On February 22, 2016, the Company issued 6,500,000 shares S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $79,950 to a consultant under management agreement.

On February 24, 2016, the Company issued 25,000,000 shares S-8 registered free--trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $300,000 to a consultant under management agreement.

On March 8, 2016, the Company issued 18,000,000 shares Rule 144 restricted common stock to Raymond Dabney, CEO of the Company with a fair market value of $193,842 for bonus under November 5, 2014 management agreement.

On March 8, 2016, the Company issued 20,000,000 shares Rule 144 restricted common stock to MLS Lap BV, a company controlled a director of the Company with a fair market value of $215,380 for bonus under June 24, 2013 management agreement.

On March 8, 2016, the Company issued 20,000,000 shares Rule 144 restricted common stock to Chad Johnson, COO/General Council with a fair market value of $215,380 for bonus and services under November 25, 2014 agreement.

On March 8, 2016, the Company issued 20,000,000 shares Rule 144Rule 144 restricted common stock to Robert Kane, CFO/director of the Company with a fair market value of $215,380 for bonus and services under January 20, 2015 agreement.

On March 22, 2016, the Company issued 15,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2015 Equity Plan with exercise price at $0.01 and a fair market value of $226,500 to a consultant under management agreement.

On March 22, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Plan with exercise price at $0.01 and a fair market value of $75,500 to a consultant under management agreement.

On March 22, 2016, the Company issued 10,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Plan with exercise price at $0.01 and a fair market value of $151,000 to a consultant under management agreement.

On March 22, 2016, the Company issued 15,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Plan with exercise price at $0.01 and a fair market value of $226,500 to a consultant under management agreement.

On March 22, 2016, the Company issued 10,000,000 shares of S-8 registered free-trading common stock under Scientific Advisory Board Agreement of the 2016 Equity Plan with a fair market value of $151,000.

Common shares reconciliation table:
Issued and outstanding as of December 31, 2015	1,581,855,296
Pending to be issued shares include in 2014 and 2015 balances	(8,350,000)
Shares voided but not removed from Securities Transfer Corp.	300,000
Subsequent event issuances	242,000,000
Unissued and outstanding as of April 11, 2016	1,815,805,296

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

Based upon an evaluation conducted for the year ended December 31, 2015, our Chief Executive and Chief Financial Officer as of December 31, 2015, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2015.  Based on its evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2015, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE

Raymond C. Dabney	51	CEO and Director	2014

Chad S. Johnson, Esq.	47	Director, COO and General Legal Counsel	2012
Robert Kane	40	CFO and Director	2013
Mario Lap	64	Director, President of European Operations	2013
Dr. Allen A. Herman	61	Chief Medical Officer	2015

Dr. Roscoe M. Moore, Jr.	62	Chair of Scientific Advisory Board	2015

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

Mario Lap has core competencies in IT and Substance Use Consultancy, Drug Policy, Digitalization, Project Management, Communication, Consulting Selling, Consultancy, Process management, Networker, Advise, IT / Internet Experience, Languages, Presentation, Innovation, has previously held the following positions: January 1, 1995 to present Director Drugtext Foundation; March 24, 1992 to present Director, mls lap bv internet health services; January 1, 2012 to present Director RJM bv, holding company; January 1, 2007 Apcare bv Schiphol-Rijk The Netherlands; January 1, 2005 to January 1, 2006 Director Yalado International bv, Online Backup March 2, 1999 to January 1, 2006 Director/founder Calyx Internet bv, Security focused ISP and IT development company, Amsterdam, the Netherlands; January 1, 1994 to February 7, 2000 Director Calyx Corporation, Internet Service Provider, New York USA; January 1, 1991 to December 31, 1996 Visiting professor at the Rechercheschool, National Educational Institution of the Dutch police (Zutphen, The Netherlands); January 1, 1989 to December 31, 1994 Head of the legal and policy department of the Netherlands Institute for Alcohol and other Drugs, Utrecht The Netherlands); January 1, 1970 to December 31, 1985 Sales department, sales manager and general manager Loe Lap department stores; and January 1, 1994 to present Numerous International publications in Dutch, English, French and German as well Dutch and foreign TV and radio appearances and interviews (such as CNN, BBC, France 2, RTL and Dutch public and commercial TV).

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

Raymond Dabney, CEO and director, Mario Lap, director and director and officer of EU subsidiaries and Robert Kane, CFO and director, Bogat Family Trust, controlling shareholder, and Robert Melamede, former CEO and controlling shareholder did not file required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2015The Company has instructed these parties to file required reports and will take appropriate action, where possible, if the delinquencies continue.

To our knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2015, all other Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2015, the Company accrued a total of $5,064,571 in executive and prepaid stock compensation that includes $610,295 paid for management fees and salaries.  1 The table below shows the compensation split:

	Cash /Accrued Compensation $	Stock Issuances $	Total Compensation $
Raymond Dabney	580,295	171,741	752,036
Dorothy Bray, Ph.D.*	-	765,303	765,303
Chad S. Johnson	-	773,422	773,422
Mario Lap	30,000	-	30,000
Robert Kane	-	1,135,060	1,135,060
Dr. Richard Cowan **	-	922,500	922,500
Dr. Allen Herman	-	271,250	271,250
Dr. Roscoe Moore	-	415,000	415,000
	610,295	4,454,276	5,064,571

1    Including amounts paid through officer and director controlled management companies.

*former director and CEO

**former CFO

Employment Agreements

Currently, the Company has management agreements with Raymond C. Dabney, CEO, Chad S. Johnson, COO and General Legal Counsel, Robert Kane, CFO, Dr. Allen Herman, Chief Medical Officer, Mario Lap, Director and director and office of European subsidiaries, Dr. Roscoe M. Moore, Jr., Chair of Scientific Advisory Board and Bogat Family Trust, Raymond C. Dabney, trustee.

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

NAME AND ADDRESS	NUMBER OF SHARES OWNED BENEFICIALLY	PERCENT OF SHARES OWNED
Raymond C. Dabney 900 – 555 Burrard St. Vancouver, BC V7X 1M8 Canada	42,726,000	2.35%
Bogat Family Trust (1) Suite 530-650 41st Ave W Vancouver, BC V5Z 2M9 Canada	46,923,333	2.58%
Pacific One Financial Services Limited (1) 369 Queen Street, Level 4, Auckland Central, Auckland, 1010, NZ	5,000,000	0.27%
Chad S. Johnson (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	17,420,323	0.96%
Robert Kane (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	48,240,310	2.66%
Mario Lap (2) Koninginneweg 189 1075 CP Amsterdam, The Netherlands	35,000,000	1.93%
Dr. Allen Herman (2) 1455 Crestridge Drive Silver Spring, Maryland 20910	5,000,000	0.27%
Dr. Roscoe M. Moore, Jr. (2) 14315 Arctic Avenue Rockville, Maryland 20853	10,000,000	0.55%
ALL DIRECTORS AND EXECUTIVE OFFICERS	210,309,966	11.58%*

 *Based on 1,815,805,296 issued and outstanding common stock as of April 11, 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At December 31, 2015, a total of $191,344 (December 31, 2014: $191,344) was due to Bogat Family Trust (“Bogat”), Raymond Dabney the Company’s CEO and director as trustee.  $447 (December 31, 2014: $447) officer advance was due to the Company’s former President, Robert Melamede.  $66,847 is due to MJR BV owned by Mario Lap a Company director and director and officer of EU subsidiaries.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.

Dr. Melamede, former CEO, also performs management services to the Company under Management Consulting Agreements signed on February 9, 2012, January 1, 2013, and May 20, 2014.  For the year ended December 31, 2015 and December 31, 2014, $8,643 and $210,803 were expensed for services under the Agreements.

Bogat Family Trust, Raymond Dabney trustee, and Raymond Dabney, CEO perform management services to the Company under Management Agreements signed on January 1, 2013 and February 9, 2012, respectively.  Mr. Dabney signed a new 5-year Management Agreement on November 5, 2014 in conjunction with his appointment as CEO and director.  For the year ended December 31, 2015 and December 31, 2014, $0 and $1,205,893 were expensed for services under the Agreements.

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

On July 31, 2015 and August 1, 2015, the Company’s CFO, Robert Kane loaned a total of $6,000 secured by a non-interest bearing promissory note due within one year.

The Company does not have any independent directors.

See Notes 5 and 7 of the Financial Statements for related party transaction details.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2015 was $28,000 and in 2014 was $26,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $47,000.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Financial Statements: Consolidated Balance Sheets, Consolidated Statements of Operations, Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

     Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(1) or Item 15(3

3. Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit	Document	Filed
No.	Description	Herewith
10.1	Asset Purchase Agreement	X
10.2	Asset Purchase Agreement Amendment	X
10.3	Consulting Agreement	X
10.4	Consulting Agreement	X
10.5	Consulting Agreement	X
10.6	Consulting Agreement	X
10.7	Consulting Agreement	X
10.8	Consulting Agreement	X
10.9	Consulting Agreement	X
10.10	Consulting Agreement	X
10.11	Consulting Agreement	X
10.12	Consulting Agreement	X
10.13	Consulting Agreement	X
10.14	Consulting Agreement	X
10.15	Consulting Agreement	X
10.16	Consulting Agreement	X
10.17	Consulting Agreement	X
10.18	Consulting Agreement	X
10.19	Consulting Agreement	X
10.20	Debt Settlement Agreement	X
10.21	Debt Settlement Agreement	X
10.22	Debt Settlement Agreement	X
10.23	Debt Settlement Agreement	X
10.24	Debt Settlement Agreement	X
10.25	Debt Settlement Agreement	X
10.26	Debt Settlement Agreement	X
10.27	Legal Consulting Agreement	X
10.28	Legal Retainer Agreement	X
10.29	License and Franchise Options Agreement	X
10.30	Management Agreement	X
10.31	Management Agreement	X
10.32	Management Agreement	X
10.33	Management Agreement	X
10.34	Management Agreement	X
10.35	Management Agreement	X
10.36	Management Agreement	X
10.37	Management Agreement	X
10.38	Management Agreement	X
10.39	Management Agreement	X
10.40	Management Agreement	X
10.41	Management Agreement	X
10.42	Option Agreement	X
10.43	Option Agreement	X
10.44	Option Agreement	X
10.45	Option Agreement	X
10.46	Option Agreement	X
10.47	Research and Development Agreement	X
10.48	Research and Development Agreement	X
10.49	Research and Development Agreement	X
10.50	Research and Development Agreement	X
10.51	Service Agreement	X
10.52	Shares Subscription Agreement	X
10.53	Debt Settlement Agreement	X
10.54	Management Agreement	X
10.55	Management Agreement	X
10.56	Management Agreement	X
10.57	Option Agreement	X
10.58	Option Agreement	X
10.59	Option Agreement	X
10.60	Option Agreement	X
10.61	Option Agreement	X
10.62	Option Agreement	X
10.63	Option Agreement	X
10.64	Option Agreement	X
10.65	President of Scientific Advisory Board Agreement	X
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Raymond C. Dabney
Raymond C. Dabney, Chief Executive Officer, Director Date: May 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	May 6, 2016
Raymond C. Dabney

/ s/ Robert Kane	Chief Financial Officer and Director	May 6, 2016
Robert Kane

