Form 10-K/A
period 2015-12-31
CANNABIS SCIENCE, INC.
filed 2016-06-09
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-28911

CANNABIS SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

6946 N Academy Blvd, Suite B #254 Colorado Springs, CO 80918	(888)-263-0832
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o No  þ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o   No þ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes þ  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes þ No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ¨ No þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “ accelerated filer and large accelerated filer ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ¨     Accelerated filer  ¨    Non-accelerated filer  ¨      Smaller reporting company þ  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ¨ No þ

As of June 30, 2014, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $68,775,444 based on the closing sale price of $0.098 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at March 21, 2016: 1,815,805,296
Number of common shares outstanding at December 31, 2015: 1,581,855,296

Number of Class A common shares outstanding at April 28, 2016: 0

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which the Registrant previously filed with the Securities and Exchange Commission on May 9, 2016 (the “Original Filing”).  The Registrant is filing this Amendment to clarify typo errors, and errors that the Registrant noticed in B. Basis of Presentation under Note 1 of Notes to Financial Statements, Note 10 of Notes to Financial Statements, Item 10, Item 11, and Item 13.

The Original filing incorrectly stated the telephone number of the Registrant. The Amendment corrects the telephone number.

The Original filing in B. Basis of Presentation under Note 1 of Notes to Financial Statements incorrectly stated that the Company is in the process of dissolving Cannabis Science Europe GmbH (“CSE”). The Amendment corrects the disclosure.

The Original filing in Note 10, Equity Method Investee of Notes to Financial Statements incorrectly stated that the Company accounted for its investment and loans in Endocan Corporation. The Amendment corrects the disclosure.

The Original filing in Item 10, Compliance with Section 16(a) of the Exchange Act incorrectly stated that Raymond Dabney, CEO and director, Robert Kane, CFO and director, Bogat Family Trust, controlling shareholder, and Robert Melamede, former CEO and controlling shareholder did not file required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014. This Amendment corrects the disclosure.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

CANNABIS SCIENCE, INC.

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

On November 1, 2015, the Company issued 7,500,000 shares of R144 restricted common stock for investor relation services with a fair market value of $172,500 under a consulting agreement.

On November 5, 2015, the Company was to issue 2,000,000 shares of R144 restricted common stock to Mr. Raymond Dabney under November 5, 2014 management agreement. This shares were issued on March 8, 2015 with a fair market value of $21,538.

On December 2, 2015, the Company issued 1,000,000 shares of R144 restricted common stock for a 3 months consulting service with a fair market value of $17,500 under a service agreement.

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

 Not Applicable

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

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

May 3, 2016

CANNABIS SCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
	December 31,	December 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash	61,971	10,061
Other receivables	39,366	8,670
Prepaid expenses and deposits	156,750	97,626
Loans receivable, related party	37,516	50,000
Inventory	19,311	—
Total current assets	314,914	166,357

Computer and Equipment, net of accumulated
depreciation of $13,716 and $12,200 (Note 8)	—	—
Deposits (Note 9)	971,500	971,500
Equity method investee (Note 10)	128,927	243,969
Goodwill (Note 1 and 11)	170,689	—
Intangibles, net of accumulated amortization (Note 11)	215,000	—
TOTAL ASSETS	1,801,030	1,381,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	680,215	153,094
Accrued expenses, primarily management fees (Note 4)	1,614,654	1,716,807
Advances from related parties (Note 4)	414,135	203,892
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,406,513	1,581,486
Total current liabilities and total liabilities	4,415,517	3,955,279

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2015 and December 31, 2014	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
1,581,855,296 issued and outstanding as of December 31,2015 and
1,032,123,906 at December 31, 2014	1,581,856	1,032,124
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2015 and
December 31, 2014	—	—
Prepaid consulting	(3,209,032)	(4,448,696)
Common Stock receivable	(381,500)	—
Additional paid-in capital	127,942,191	110,256,424
Accumulated deficit	(128,017,132)	(109,393,306)
Cumulative exchange translation	(18,496)	(20,999)
Equity attributable to common shareholders	(2,101,113)	(2,573,453)
Non-Controlling interest	(513,374)	—
Total stockholders' deficit	(2,614,487)	(2,573,453)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,801,030	1,381,826

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015		2014
	$		$
Revenue	44,227		1,031

Operating Expenses
Investor relations	67,000		—
Professional fees	866,647		90,048
Impairment loss on goodwill	—		66,274
Net loss on settlement of liabilities	5,625,076		5,357,447
Depreciation and amortization	—		208,225
Research and development	801,500		135,439
General and administrative	11,702,650		10,029,903
Total operating expenses	19,062,873		15,887,336
Net Operating Profit (Loss)	(19,018,646)		(15,886,305)

Other Income (Expense)
Interest income, net	—		—
Interest expense, net	(4,555)		(65)
Debt refinancing costs	—		(833,000)
Warrant expense	—		(97,894)
Unrealized gain (loss) on equity investee	(114,000)		(90,000)
Unrealized gain (loss) on marketable securities	—		22,500
Total other income (expense)	(118,555)		(998,459)
Net Loss	(19,137,201)		(16,884,764)
Net Loss attributable to non-controlling interest	513,374		—
Net Loss attributable to common shareholders	(18,623,827)		(16,884,764)(
Other Comprehensive Income
Foreign exchange translation adjustment	2,503		(20,999)
Total other comprehensive income	2,503		(20,999)

Net Comprehensive Loss	(18,62	l,324)	(16,905,763)

Net loss per common share
- Basic and diluted	$(0.01)		$(0.02)

Weighted average number of
common shares outstanding	1,278,148,706		869,816,372

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2013 to December 31, 2015

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Foreign Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2013	770,523,906	770,524	1,000,000	1,000	91,771,495	(3,553,296)	(92,508,542)	—	—	(3,518,819)	—	(3,518,819)
Common stock issued for services	151,100,000	151,100	—	—	10,120,035	(4,558,065)	—		—	5,713,070	—	5,713,070
Common stock issued for settlement of liabilities and debt	87,000,000	87,000	—	—	5,486,000	—	—			5,573,000		5,573,000
Common stock issued for debt extension	5,000,000	5,000	—	—	828,000	—	—			833,000		833,000
Common stock issued for private placement	4,000,000	4,000	—	—	996,000	—	—			1,000,000		1,000,000
Common stock issued for deposit to acquire assets	14,500,000	14,500	—	—	957,000	—	—			971,500		971,500
Extension of warrant expiry	—	—	—	—	97,894	—	—		—	97,894		97,894
Amortization of shares issued for services	—	—	—	—	—	3,662,665	—			3,662,665		3,662,665
Net loss for the period	—	—	—	—	—	—	(16,884,764)		—	(16,884,764)	—	(16,884,764)
Foreign exchange translation	—	—	—	—	—	—	—		(20,999)	(20,999)		(20,999)
Balance at December 31, 2014	1,032,123,906	1,032,124	1,000,000	1,000	110,256,424	(4,448,696)	(109,393,306)	—	(20,999)	(2,573,453)	—	(2,573,453)
Common stock issued for services	257,403,310	257,403			8,768,692	(6,012,368)		—		3,013,728		3,013,728
Common stock issued for settlement of liabilities and debt	185,828,080	185,828			6,120,076			—		6,305,904		6,305,904
Common stock issued for private placement	10,000,000	10,000			240,000			—		250,000		250,000
Common stock issued for deposit to acquire assets	20,000,000	20,000			385,000			—		405,000		405,000
Common stock issued for stock option exercised	76,500,000	76,500			2,172,000			(381,500)		1,867,000		1,867,000
Amortization of shares issued for services						7,252,031				7,252,031		7,252,031
Net loss for the period							(18,623,827)			(18,623,827)	(513,374)	(19,137,201)
Rounding difference		1			(1)		1	—		1		1
Foreign exchange translation									2,503	2,503		2,503
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,309,032)	(128,017,132)	(381,500)	(18,496)	(2,101,113)	(513,374)	(2,614,487)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014
	December 31, 2015	December 31, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(19,137,201)	(16,884,764)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	—	1,516
Amortization	—	206,709
Stock issued for services	10,109,010	9,375,735
Stock issued for debt extension	—	833,000
Stock options issued for services	1,708,476	—
Loss on equity investee	115,042	90,000
Gain on marketable securities	—	(22,500)
(Gain) / Loss on settlement of liability	(75,000)	16,447
Loss on settlement of debt	5,700,076	5,341,000
Impairment loss on goodwill	—	66,274
Warrant expense	—	97,894
Foreign exchange translation adjustment	2,503	(20,999)
Changes in operating assets and liabilities:
Other receivables	(30,696)	(7,973)
Prepaid expenses and deposits	97,626	(97,626)
Accounts payable	602,121	755
Accrued expenses, primarily management fees	197,847	511,256
NET CASH USED IN OPERATING ACTIVITIES	(710,196)	(493,276)
CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in Endocan Corporation	—	(10,154)
Advances receivable, related parties	12,484	(50,000)
Repayment from advances receivable, related party	—	—
CASH FLOWS USED IN INVESTING ACTIVITIES	12,484	(60,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officers	6,000	12,548
Proceeds from notes payable to stockholders	130,855	—
Repayments of notes payable to stockholders	204,243	(450,000)
Proceeds from common stock options exercised	158,524	—
Proceeds from sale of common stock	250,000	1,000,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	749,622	562,548
NET INCREASE (DECREASE) IN CASH	51,910	9,118
CASH, BEGINNING OF PERIOD	10,061	943
CASH, END OF PERIOD	61,971	10,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	9,026,096	10,271,135
Common stock issued for settlement of debt	6,305,904	5,573,000
Debt converted into common stock	605,828	87,000
Common stock issued for assets	405,000	971,500
Common stock issued for debt extension	—	833,000
Common stock issued for options exercised	2,248,500	—
Equity investment in Endocan Corporation	—	333,969
Accounts payable paid through note payable, stockholder	130,855	13,500

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

In 2012, the Company formed Cannabis Science Europe GmbH (“CSE”) to operate joint-venture operations with dupetit Natural Products Ltd.  The JV asset was sold to Endocan Corporation (formerly X-Change Corporation) on December 12, 2012.  No operations had commenced at the time of sale of the JV asset.  For the year ended December 31, 2013, CSE had minimal expenditures in the normal course of winding up the entity subsequent to the disposal of the JV asset.  The Company has reignited the CSE by appointing Mr. Alfredo Dupetit on September 19 2015 as president and chief executive officer of CSE based on the German government proposing changes in the Drug Law which will relax the strict measures that regulate the consumption of medical cannabis and development of cannabis products for medicinal uses.

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

December 31, 2014
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$157,500	$—	$—	$157,500
Intangibles from acquisitions, GGECO and CCI,
net of accumulated amortization	—	—	—	—
Total assets as of December 31, 2014	$157,500	$—	$—	$157,500

December 31, 2015
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$43,500	$—	$—	$43,500

Intangibles from acquisitions Equi-Pharm and License from Purpose Haze net of accumulated amortization	—	—	385,689	385,689
Total assets as of December 31, 2015	$43,500	$—	$385,689	$429,189

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

For the year ended December 31, 2015, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	CEO	$171,741
Dr. Dorothy Bray	Former CEO	765,303
Dr. Richard Cowan	Former CFO	922,500
Dr. Allen Herman	Chief Medical Officer	271,250
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	415,000
Robert Kane	CFO	1,135,060
Chad S. Johnson, Esq.	COO and General Counsel	773,422
Mario Lap	Director	0
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

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
NOL expense (benefit)	$(26,699,209)	$(20,367,959)
Less: valuation allowance	26,699,209	20,367,959
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
Income tax expense (benefit) at
statutory federal rate	$(6,331,250)	34%	$(5,747,959)	34%
State income taxes
NOL limitation (Note 3)
Increase (decrease) in valuation allowance	$6,331,250	-34%	$5,747,959	-34%
Income tax expense (benefit) at
Company's effective tax rate	—	0%	—	0%

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

On November 1, 2015, the Company issued 7,500,000 shares of R144 restricted common stock for investor relation services with a fair market value of $172,500 under a consulting agreement.

On November 5, 2015, the Company was to issue 2,000,000 shares of R144 restricted common stock to Mr. Raymond Dabney under November 5, 2014 management agreement. This shares were issued on March 8, 2015 with a fair market value of $21,538.

On December 2, 2015, the Company issued 1,000,000 shares of R144 restricted common stock for a 3 months consulting service with a fair market value of $17,500 under a service agreement.

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

A summary of the status of the Company’s option grants as of December 31, 2015 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2014	1,700,000	$0.410
Granted	79,000,000	$0.011
Exercised	76,500,000	$0.010
Expired	—	—

Outstanding December 31, 2015	4,200,000	$0.195

Options exercisable at December 31, 2015	4,200,000	$0.195

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

12.  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2015, the following transactions occurred:

On January 11, 2016, the Company issued 15,500,000 shares of R144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012.

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

On March 8, 2016, the Company issued 18,000,000 shares R144 restricted common stock to Raymond Dabney, CEO of the Company with a fair market value of $193,842 for bonus under November 5, 2014 management agreement.

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to MLS Lap BV, a company controlled a director of the Company with a fair market value of $215,380 for bonus under June 24, 2013 management agreement.

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to Chad Johnson, COO/General Council with a fair market value of $215,380 for bonus and services under November 25, 2014 agreement.

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to Robert Kane, CFO/director of the Company with a fair market value of $215,380 for bonus and services under January 20, 2015 agreement.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Mr. Chad S. Johnson, a native Kansan, is a 1989 graduate of Harvard with a concentration in economics and a 1992 graduate of Harvard Law School.  After a federal clerkship, Mr. Johnson worked as a financial institutions’ mergers, acquisitions and regulatory attorney for Skadden Arps Slate Meagher & Flom LLP from 1993 through 2000, taking a leave to work full-time on the Gore/Lieberman campaign and subsequent recount effort.  Mr. Johnson served as founder, pro bono general counsel, and/or director for several gay and lesbian civil rights organizations and AIDS charitable organizations during his time at Skadden Arps.  He then served as executive director of the national lgbt democrats’ organization for two years before pursuing various private entrepreneurial ventures while also serving as chief of staff and general counsel for a premier cosmetic surgery center from 2003 to present.  In 2010, Mr. Johnson co-founded and joined the board of directors of the non-profit World AIDS Institute and thereafter the Timothy Ray Brown Foundation of the World AIDS Institute.

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

Mario Lap, director and director and officer of EU subsidiaries did not file required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2015. The Company has instructed Mr. Lap to file the required reports and Mr. Lap has assured the Company that he is working with his attorney to file the required reports.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2015, the Company accrued a total of $5,064,571 in executive and prepaid stock compensation that includes $610,295 paid for management fees and salaries. 1  The table below shows the compensation split:

	Cash /Accrued Compensation $	Stock Issuances $	Total Compensation $
Raymond Dabney	580,295	171,741	752,036
Dorothy Bray, Ph.D.*	—	765,303	765,303
Chad S. Johnson	—	773,422	773,422
Mario Lap	30,000	—	30,000
Robert Kane	—	1,135,060	1,135,060
Dr. Richard Cowan **	—	922,500	922,500
Dr. Allen Herman	—	271,250	271,250
Dr. Roscoe Moore	—	415,000	415,000
	610,295	4,454,276	5,064,571

1	Including amounts paid through officer and director controlled management companies.

*former director and CEO

 **former CFO

Employment Agreements

Currently, the Company has management agreements with Raymond C. Dabney, CEO, Chad S. Johnson, COO and General Legal Counsel, Robert Kane, CFO, Dr. Allen Herman, Chief Medical Officer, Mario Lap, Director and director and office of European subsidiaries, Dr. Roscoe M. Moore, Jr., Chair of Scientific Advisory Board and Bogat Family Trust, Raymond C. Dabney, trustee..

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

NAME AND ADDRESS _______________________	NUMBER OF SHARES OWNED BENEFICIALLY ___________________	PERCENT OF SHARES OWNED _________________
Raymond C. Dabney 900 – 555 Burrard St. Vancouver, BC V7X 1M8 Canada	42,726,000	2.35%
Bogat Family Trust (1) Suite 530-650 41st Ave W Vancouver, BC V5Z 2M9 Canada	46,923,333	2.58%
Pacific One Financial Services Limited (1) 369 Queen Street. Level 4, Auckland Central, Auckland, 1010, NZ	5,000,000	0.27%
Chad S. Johnson (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	17,420,323	0.96%
Robert Kane (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	48,240,310	2.66%
Mario Lap (2) Koninginneweg 189 1075 CP Amsterdam, The Netherlands	35,000,000	1.93%
Dr. Allen Herman (2) 1455 Crestridge Drive Silver Spring, Maryland 20910	5,000,000	0.27%
Dr. Roscoe M. Moore, Jr. (2) 14315 Arctic Avenue Rockville, Maryland 20853	10,000,000	0.55%
ALL DIRECTORS AND EXECUTIVE OFFICERS	210,309,966	11.58%*

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

Raymond Dabney, CEO has been a controlling shareholder of ImmunoClin Corporation (OTC: IMCL) through the consummation of two separate share purchase agreements with Caster Management Services, Inc. dated January 14, 2015. Mr. Mark Jordan is the sole Director, Officer, and Shareholder of Castor Management Services, Inc., from inception. Chad S. Johnson has been a director and COO/General Legal Counsel of IMCL since November 8, 2013.  Dorothy Bray, former CEO and director of the Company has been CEO and director of IMCL since December 13, 2013.  ImmunoClin performs laboratory services and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre in London, UK.

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
Raymond C. Dabney, Chief Executive Officer, Director Date: June 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	June 9, 2016
Raymond C. Dabney

/ s/ Robert Kane	Chief Financial Officer and Director	June 9, 2016
Robert Kane

