Form 10-Q
period 2016-03-31
CANNABIS SCIENCE, INC.
filed 2016-06-09
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

(888) 263-0832
(Registrant’ s telephone number, including area code)

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

Number of common shares issued and outstanding at May 4, 2016: 1,835,805,296

Number of common shares outstanding at March 31, 2016: 1,843,855,296

Number of Class A common shares outstanding at May 18, 2016: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2016

1

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

2

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS March 31, 2016 and December 31, 2015

	March 31, 2016	December 31,
	(UNAUDITED)	2015
	$	$
ASSETS
Current Assets
Cash	15,192	61,971
Other receivables	56,314	39,366
Loans receivable, related party	22,516	37,516
Inventory	84,267	19,311
Prepaid expenses and deposits	162,838	156,750
Total current assets	341,127	314,914

Property farming license (Note 7)	25,000	—
Deposits (Note 8)	1,152,850	971,500
Equity method investee (Note 9)	198,362	128,927
Goodwill (Note 10)	162,154	170,689
Intangibles, net of accumulated amortization (Note 10)	204,250	215,000
TOTAL ASSETS	2,083,743	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	747,381	680,215
Accrued expenses, primarily management fees (Note 4)	1,933,654	1,614,654
Advances from related parties (Note 4)	422,080	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,360,658	1,406,513
Total current liabilities and total liabilities	4,763,773	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
March 31, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
1,843,855,296 issued and outstanding as of March 31,2016 and
1,581,855,296 at December 31, 2015	1,843,856	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Prepaid consulting	(2,641,794)	(3,209,032)
Common Stock receivable	(1,090,000)	(381,500)
Additional paid-in capital	131,089,023	127,942,191
Accumulated deficit	(131,308,104)	(128,017,132)
Cumulative exchange translation	(20,592)	(18,496)
Equity attributable to common shareholders	(2,126,611)	(2,101,113)
Non-Controlling interest	(553,419)	(513,374)
Total stockholders' deficit	(2,680,030)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,083,743	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31	2016	2015
	$	$
Revenue	2,925	—
Cost of Goods Sold	1,598	—

Operating Expenses
Investor relations	157,000	5,000
Professional fees	81,690	25,040
Net loss on settlement of liabilities	588,645	2,358,076
Depreciation and amortization	19,285	—
Research and development	163,000	197,336
General and administrative	2,391,689	1,651,092
Total operating expenses	3,401,309	4,236,544
Net Operating Loss	(3,399,982)	(4,236,544)

Other Income (Expense)
Interest expense, net	(35)	(280)
Impairment of goodwill	—	(64,421)
Unrealized gain (loss) on equity investee	69,000	(48,750)
Total other income (expense)	68,965	(113,451)
Net Loss	(3,331,017)	(4,349,995)
Net Loss attributable to non-controlling interest	40,045	8,525
Net Loss attributable to common shareholders	(3,290,972)	(4,341,470)
Other Comprehensive Income
Foreign exchange translation adjustment	(2,096)	(31,306)
Total other comprehensive income	(2,096)	(31,306)

Net Comprehensive Loss	(3,293,068)	(4,372,776)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	1,680,393,758	1,052,605,692

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (UNAUDITED)

	March 31,	March 31,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,331,017)	(4,349,995)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,285	—
Stock issued for services	1,738,220	1,713,671
Stock issued for debt extension	—	—
Stock options issued for services	437,000	—
Loss / (Gain) on equity investee	(69,000)	48,750
Gain on marketable securities	—	—
(Gain) / Loss on settlement of liability	—	—
Loss on settlement of debt	588,645	2,358,076
Impairment loss on goodwill	—	—
Warrant expense	—	—
Foreign exchange translation adjustment	(2,096)	(31,306)
Changes in operating assets and liabilities:
Other receivables	(16,948)	974
Equity investee	(435)	—
Inventory	(64,956)	—
Prepaid expenses and deposits	(6,088)	(43,162)
Accounts payable	67,166	97,815
Accrued expenses, primarily management fees	319,000	(118,500)
Loan receivable, related parties	22,945	50,000
NET CASH USED IN OPERATING ACTIVITIES	(298,279)	(273,677)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	—	—
Repayment from advances receivable, related party	—	—
Property license for cultivation	(25,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(25,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officers	—	—
Proceeds from notes payable to stockholders	—	—
Repayments of notes payable to stockholders	—	—
Advances from related parties		51,140
Proceeds from common stock options exercised	276,500	—
Proceeds from sale of common stock	—	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	276,500
NET INCREASE (DECREASE) IN CASH	(46,779)	27,463
CASH, BEGINNING OF PERIOD	61,971	10,061
CASH, END OF PERIOD	15,192	37,524

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,170,982	5,541,037
Common stock issued for settlement of debt	634,500	2,538,904
Debt converted into common stock	45,855	180,828
Common stock issued for assets	—	—
Common stock issued for debt extension	—	—
Common stock issued for options exercised	1,338,050	—
Equity investment in Endocan Corporation	—	—
Accounts payable paid through note payable, stockholder	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Common Stock Receivable	Accumulated Deficit	Foreign Exchange Translation	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,209,032)	(381,500)	(128,017,132)	(18,496)	(513,374)	(2,614,487)
Common stock issued for services	103,000,000	103,000			1,067,982	(395,614)	—				775,368
Common stock issued for settlement of liabilities and debt	45,000,000	45,000			589,500		—				634,500
Common stock issued for private placement	—	—			—		—				—
Common stock issued for deposit to acquire assets	15,500,000	15,500			165,850		—				181,350
Common stock issued for stock option exercised	98,500,000	98,500			1,239,550		(708,500)				629,550
Fair Value on option shares not exercised					83,950						83,950
Amortization of shares issued for services						962,852					962,852
Net loss for the period								(3,290,972)		(40,045)	(3,331,017)
Foreign exchange translation									(2,096)		(2,096)
Balance at March 31, 2016	1,843,855,296	1,843,856	1,000,000	1,000	131,089,023	(2,641,794)	(1,090,000)	(131,308,104)	(20,592)	(553,419)	(2,680,030)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2015 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2016 and 2015. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2015 included in our Form 10-K filed with the SEC on file no. 000-28911 161631274 May 9, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the three months ended March 31, 2016:

In 2012, the Company formed Cannabis Science Europe GmbH (“CSE”) to operate joint-venture operations with Dupetit Natural Products Ltd.  The JV asset was sold to Endocan Corporation (formerly X-Change Corporation) on December 12, 2012.  No operations had commenced at the time of sale of the JV asset. The Company has reignited the CSE by appointing Mr. Alfredo Dupetit on September 19, 2015 as president and chief executive officer of CSE. As recent as January 7, 2016, the Federal Health Ministry in Germany has presented “Cannabis as medicine”, a detailed draft bill that aims to modify the Drug Law and relax the strict measures that regulate the consumption of medical cannabis and, above all, become the main vehicle for everything relating to the plant and its medical users in the country.  The Company has reinstated the development of cannabis products in February 2016 for medicinal uses in Germany.

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

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT and completed the transaction with the principals of MGT under the proposal letter on February 20, 2015 to effectively increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company issued 1,200,000 shares of common stock with a fair market value of $60,000 to the principals and shareholders of MGT.

On May 6, 2015 the Company announced the Assets acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products. As consideration for acquiring the Assets, which consist of Inventory, Trademark and brand names, and goodwill, the Company issued ten million (10,000,000) shares to the shareholders of Equi-Pharm and they agreed to change its company name. The acquisition was completed on November 16, 2015 and the Company has formed a new wholly owned subsidiary called Equi-Pharm LLC. In the state of Tennessee and start the operation of distributing of existing and new line of products.

For other accounting policies please refer to the Company’s Form 10-K with the SEC on file no. 000-28911 161631274 May 9, 2016.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have much amount as of December 31, 2015, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $131,308,104 and had a stockholders’ deficit of $2,680,030 as at March 31, 2016.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2016, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At March 31, 2016, a total of $52,500 (December 31, 2015: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At March 31, 2016, the Company owes $6,000 (December 31, 2015: $6,000) to R Kane Holding Inc., which advanced a total of $6,000 to Dean Law Trust for payment of the Company’s expenses in July and August of 2015 with no interest and no security. Loan Payable to R Kane Holding Inc., a company controlled by Mr. Robert Kane, director and CFO totaled $58,500 and $0 at March 31, 2016 and 2015 respectively.

At March 31, 2016, the Company owes $61,902.15 (December 31, 2015: $61,902.15) to Interstate 101, a shareholder of the Company, with no interest and no security.

At March 31, 2016, the Company owes $3,164.72 (December 31, 2015: $3,164.72) to Castor Management Services, a shareholder of the Company, with no interest and no security.

At March 31, 2016, a total of $191,344 (December 31, 2015: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At March 31, 2016, $74,792 (December 31, 2015: $66,847) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At March 31, 2016, $447 (December 31, 2015: $447) was due to Robert Melamede, former CEO.

At March 31, 2016, the Company held 7,500,000 common shares in the Endocan Corporation (formerly X-Change Corporation) (OTCBB: ENDO) (“Endocan”) representing approximately 8.6% of the issued and outstanding shares of Endocan, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to Endocan under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Endocan under an Asset Purchase Agreement.  The value of the shares at March 31, 2016 and December 31, 2015 was determined to be $0.015 per share or $112,500 with the Company recording an unrealized gain on equity investee of $69,000 for the three months ended March 31, 2016 and $0.0145 per share or $108,750 with the Company recording an unrealized loss of $48,750 for the three months ended March 31, 2015.

On November 5, 2014, the Company transitioned to equity method investee account for the Endocan shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2015, the Company recorded an impairment on the equity method investee account of $114,000 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of Endocan. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Endocan.  Raymond Dabney, CEO is the controlling shareholder of Endocan Corporation.

For the three months ended March 31, 2016, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	CEO	$193,842
Dr. Allen Herman	Chief Medical Officer	25,500
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	151,000
Robert Kane	CFO	215,380
Chad S. Johnson, Esq.	COO and General Counsel	215,380
Mario Lap[1]	Director	215,380
		$1,016,482

1 Including compensation to entities beneficially owned/control by the related parties

Raymond Dabney, CEO is a controlling shareholder and Chad S. Johnson, COO/General Legal Counsel of ImmunoClin Corporation (OTC: IMCL), respectively.  ImmunoClin performs laboratory services, research and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre.

See Note 6 -Equity Transactions for details of stock issuances to director and officers for services rendered.

Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MJR BV and MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup in fiscal 2016 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

Alfredo Dupetit-Bernardi, International Product Development and President & CEO of Cannabis Science Europe GmbH, is conducting product development through the purchase of cannabis products from his personal company, Dupetit Natural Products GmbH.

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at March 31, 2016 and 2015, respectively.  As of March 31, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $302,088 at March 31, 2016 and 2015, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of March 31, 2016, a total of $1,360,658 (December 31, 2015: $1,406,513) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through February 7, 2014. The Promissory notes were in default on March 31, 2016. All promissory notes are unsecured.

As of March 31, 2016, $61,902 (December 31, 2015: $61,902) of loan payable is due to a stockholder, Interstate 101 that is non-interest bearing is due on demand. The loan originated between April 1, 2015 and December 31, 2015 for various expenses of the Company.

As of March 31, 2016, $3,165 (December 31, 2015: $3,165) of loan payable is due to a stockholder, Castor Management Services that is non-interest bearing and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

As of February 7, 2016, the Company has settled the balance of $45,855 promissory note owed to Stacey R. Lewis since March 21, 2015 and issued 45,000,000 shares of common stock pursuant to a debt settlement agreement with a fair market value of $634,500.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,843,855,296 and 1,581,855,296 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of March 31, 2016 and December 31, 2015.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of March 31, 2016 and December 31, 2015.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the three months ended March 31, 2016, the Company issued 103,000,000 common stock for services under various executive and consulting agreements as follows:

On February 1, 2016, the Company entered a management agreement with a consulting firm and agreed to issue 15,000,000 shares of R144 restricted common stock with a fair market value of $180,000 for investor relation services. The shares were issued on April 7, 2016.

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

During the three months ended March 31, 2016, the Company issued stock pursuant to debt settlement agreements as follows:

On February 7, 2016, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $45,855 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $588,645.

The aforementioned shares for the settlement of debts were issued without legend under an exemption under Rule 144(b)(1) of the Act.  Over six months has passed since the debts accrued on the books of the Company; the Seller is not now, and during the three-month period preceding the transaction has not been considered an “affiliate” of the Company.  Furthermore, pursuant to Rule 144(d)(1)(i) the Company is, and has been for a period of at least 90 days immediately before the proposed sale, subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, and the proposed resale of the Shares in addition to the Company not being considered a shell company under Rule 144(i)(1). All relating shares were issued to settle the debts.

During the three months ended March 31, 2016, the Company issued stock pursuant to amendment to a property license agreement as follow:

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

On February 22, 2016, the Company issued 7,000,000 shares S-8 registered free-trading common stock exercised under Option Agreement of the 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $86,100 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On February 22, 2016, the Company issued 6,500,000 shares S-8 registered free-trading common stock exercised under Option Agreement of 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $79,950 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On February 29, 2016, the Company issued 25,000,000 shares S-8 registered free--trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $300,000 to a consultant under management agreement.

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

On March 22, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $75,500.

A summary of the status of the Company’s option grants as of March 31, 2016 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2015	4,200,000	$0.195
Granted	135,000,000	$0.010
Exercised	98,500,000	$0.010
Expired	2,500,000	$0.040

Outstanding March 31, 2016	38,200,000	$0.028

Options exercisable at March 31, 2016	38,200,000	$0.028

1,700,00 shares of these options at an exercise price of $0.41 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane and 36,500,000 shares at an exercise price of $0.01 a share expires on February 22, 2017. The weighted average fair value at date of grant for options during year ended March 31, 2016 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years for options with no expiry	2	Years
Average expected life in years for options with expiry on 02/22/2017	0.8962	Year
Average risk-free interest rate	2.00	%
Average volatility	90	%
Dividend yield	0	%

7.  PROPERTY FARMING LICENSE

On March 24, 2016, the Company entered a 15 years Joint Venture License Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made an initial payment of $25,000 for licensing and initial development of the first one (1) acre parcel of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjusted Gross Income after deduction of related operating expenses and cost to build the green houses.

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

On January 11 2016, the Company signed a second amendment to the license agreement and issued 15,500,000 shares of Rule 144 restricted stock, held in escrow by the Company’s attorney, with a fair market value of $181,350, until the title has been transferred to the company. Pursuant to the second amendment the Company waives prior Royalties owed under any Section of any previous Agreements, and Apothecary shall make business introductions in Jamaica for the Company to work with government licensed growers, laboratories, doctors, and any other mutually agreeable business introductions. Apothecary will immediately sign and transfer ownership of the Northern California Property to the Company and repay and discharge a lien on the property within 12 months signing the second amendment.

The Company recorded an equivalent deposit of $181,350 for the three months ended March 31, 2016 until the acquisition of assets closes, which is anticipated during the second quarter of 2016.

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

The accounting using the equity method is in conjunction with appointment of Raymond Dabney as CEO and director of the Company on November 5, 2014, in addition to Mr. Dabney being a controlling shareholder of the Company since September 2009 and a controlling shareholder of OmniCanna Health Solutions, Inc. since June 2013.  Therefore, the Company was deemed to have significant influence and control of OmniCanna Health Solutions Inc.

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,862 (based on currency converted as of March 31, 2016) in loans to OmniCanna Health Solutions, Inc. (hereinafter referred as “OHS”) to its equity method investee account in accordance with ASC 323.

An unrealized gain on equity investee account of $69,000 was recognized for the three months ended March 31, 2016 and an impairment on the equity method investee account of $48,750 was recognized for the three months ended March 31, 2015 due to the fluctuation in the value of OHS’s marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	March 31, 2016	December 31, 2015
Intellectual assets, primarily intellectual property and goodwill	$830,988	$830,988
Less accumulated amortization	(464,584)	(445,299)
Total intangible assets, net	$366,404	$385,689

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for both intellectual assets and Goodwill).

11. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

12.  SUBSEQUENT EVENTS

There was no transaction subsequent to the three months ended March 31, 2016.

PART I

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

Cannabis Science, Inc. is at the forefront of medical cannabis research and development.  The Company works with world authorities on phytocannabinoid science targeting critical illnesses, and adheres to scientific methodologies to develop, produce, and commercialize phytocannabinoid-based pharmaceutical products.  In summary, we are dedicated to the creation of cannabis-based medicines, both with and without psychoactive properties, to treat disease and the symptoms of disease, as well as for general health maintenance.

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

The Company formed two operating subsidiaries Cannabis Science BV and Cannabis Science International Holding BV in The Netherlands on May 10th and May 6th , 2013, respectively, to pursue business opportunities in Europe and worldwide.

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

On March 24, 2016, the Company entered a 15 years Joint Venture License Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made an initial payment of $25,000 for licensing and initial development of the first one (1) acre parcel of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjust Gross Income after deduction of related operating expenses and cost to build the green houses.

The Company is working on several business acquisition and development projects to increase business and revenue generation in 2016 and beyond, including but not limited to: product licensing and royalty agreements, private label hemp product line, consulting, and other strategic acquisitions to support product development, production, and distribution of newly acquire or manufactured cannabis and hemp based products.  There can be no assurance that these will be successful in generating revenues in 2016.

Liquidity

The Company has a working capital deficit of $4,422,646 as of March 31, 2016 compared to a working capital deficit of $4,100,603 as of December 31, 2015. There are insufficient liquid assets to meet current liabilities or sustain operations through 2016 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently is in default.  The Company is negotiating with the debtors to extend the notes payable.

Contractual Obligations

The Company has various commitments under consulting contracts, debt settlement, licensing agreements, laboratory services agreement, joint development, and joint venture agreement.

Capital Resources

The Company has additional capital resource requirements for personnel, supplies, research and development, laboratory, cultivation equipment, green houses and scientific equipment of approximately $5,381,500 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

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

Results of Operations

For the three months ended March 31, 2016 (“2016”) as compared to the prior year three months ended March 31, 2015 (“2015”):

The Company had $2,925 in revenues for the 2016 compared to $0 for 2015.  This increase in revenue is due to assets acquisition of Equi-Pharm.

Our research and development expenses decreased by $34,336 to $163,000 for the three months ended March 31, 2016 compared to $197,336 for the three months ended March 31, 2015.

Net loss on settlement of debt decreased by $1,769,431 to $588,645 for the three months ended March 31, 2016 compared to $2,358,076 for the three months ended March 31, 2015.  This decrease is due to the lesser amount of debt settlement and lower share price of the Company’s stock relative to loss related to settling debt at a lower share price.

General and administrative expenses increased by $740,597 to $2,391,689 for the three months ended March 31, 2016 compared to $1,651,092 for the three months ended March 31, 2015.  This increase is due to increased stock compensation expense pursuant to management consulting and bonus agreements.

The Company is working on several business development projects to generate revenues, including: signing a new license agreement with Ft. McDermitt Indian Tribe in Nevada, and completion with Apothecary Genetics Investments LLC that will generate increased license and royalty revenue, a hemp product line, and other strategic acquisitions to support product development, production, and distribution of newly acquired or manufactured cannabis and hemp based products.  The Company’s drug development with the pending joint venture with Unistraw is also ongoing through its laboratory services agreement with ImmunoClin Limited in London, UK.  In addition, the Company signed an agreement with Equi-Pharm for the commercialization of pet products for distribution in California.  Notwithstanding, there can be no assurance that these will be successful in generating revenues in 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we have issued securities using exemptions available under the Securities Act of 1933:

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

On February 1, 2016, the Company entered a management agreement with a consulting firm and agreed to issue 15,000,000 shares of R144 restricted common stock with a fair market value of $180,000 for investor relation services. The shares were issued on April 7, 2016.

On February 7, 2016, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $45,854.71 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $588,645.

On February 22, 2016, the Company issued 7,000,000 shares S-8 registered free-trading common stock exercised under Option Agreement of the 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $86,100 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On February 22, 2016, the Company issued 6,500,000 shares S-8 registered free-trading common stock exercised under Option Agreement of 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $79,950 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On February 29, 2016, the Company issued 25,000,000 shares S-8 registered free--trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $300,000 to a consultant under management agreement.

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

On March 22, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $75,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

See Financial Statement Notes 4 in regards to stock compensation for officers and directors.

ITEM 6.  EXHIBITS

Exhibit No.	Document Description	Filed Herewith (X) Incorporated by ref (I)
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Debt Settlement Agreement	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.

Date: June 9, 2016	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: June 9, 2016	/s/ Robert Kane
Robert Kane
Chief Financial Officer

