Form 10-Q
period 2016-06-30
CANNABIS SCIENCE, INC.
filed 2016-08-11
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-28911

CANNABIS SCIENCE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19800 MacArthur Blvd., Suite 300, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(888)263-0832
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

Number of common shares issued and outstanding at June 30, 2016: 1,937,855,296

Number of common shares outstanding at July 28, 2016: 1,967,305,296

Number of Class A common shares outstanding at July 15, 2016: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2016

1

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

2

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS June 30, 2016 and December 31, 2015

	June 30, 2016	December 31,
	(UNAUDITED)	2015
	$	$
ASSETS
Current Assets
Cash	33,007	61,971
Other receivables	33,416	39,366
Loans receivable, related party	20,000	37,516
Inventory	95,238	19,311
Prepaid expenses and deposits	152,854	156,750
Total current assets	334,515	314,914

Property farming license (Note 7)	50,000	—
Deposits (Note 8)	1,152,850	971,500
Equity method investee (Note 9)	129,131	128,927
Goodwill (Note 10)	153,620	170,689
Intangibles, net of accumulated amortization (Note 10)	193,500	215,000
TOTAL ASSETS	2,013,616	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	840,833	680,215
Accrued expenses, primarily management fees (Note 4)	2,211,283	1,614,654
Advances from related parties (Note 4)	433,276	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,360,658	1,406,513
Total current liabilities and total liabilities	5,146,050	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
June 30, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
1,937,855,296 issued and outstanding as of June 30,2016 and
1,581,855,296 at December 31, 2015	1,937,856	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Prepaid consulting	(2,171,505)	(3,209,032)
Common Stock receivable	(1,539,810)	(381,500)
Additional paid-in capital	132,263,773	127,942,191
Accumulated deficit	(133,016,422)	(128,017,132)
Cumulative exchange translation	(15,539)	(18,496)
Equity attributable to common shareholders	(2,540,647)	(2,101,113)
Non-Controlling interest	(591,787)	(513,374)
Total stockholders' deficit	(3,132,434)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,013,616	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 and 2015

(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
	$	$	$	$
REVENUE	2,862		5,787
Cost of Goods Sold	604		2,202	—
Gross Profit	2,258	—	3,585	—
Operating Expenses
Investor relations	61,350	5,500	218,350	10,500
Professional Fees	113,427	578,668	195,117	603,708
Net loss on settlement of liabilities		1,360,000	588,645	3,718,076
Depreciation and Amortization	19,284	—	38,569	—
Research and Development	95,537	115,884	258,537	313,220
General and administrative	1,389,479	4,092,866	3,781,168	5,743,958
Total operating expenses	1,679,077	6,152,918	5,080,386	10,389,462
Net Operating (Loss)	(1,676,819)	(6,152,918)	(5,076,801)	(10,389,462)

Other income (expense)
Interest expense, net	(867)	280	(902)
Impairment of goodwill				(64,421)
Unrealized (loss) on Equity Investee	(69,000)
Unrealized gain (loss) on marketable common stock		41,250		(7,500)
Total other income (expense)	(69,867)	41,530	(902)	(71,921)
Net Loss	(1,746,686)	(6,111,388)	(5,077,703)	(10,461,383)
Less: Net loss attributable to non-controlling interest	(38,368)	(46,443)	(78,413)	(54,968)
Net loss attributable to common shareholders	(1,708,318)	(6,064,945)	(4,999,290)	(10,406,415)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	2,689	1,765	593	(29,541)
Total other comprehensive income (Loss)	2,689	1,765	593	(29,541)
Comprehensive loss attributable to Cannabis Science, Inc.	(1,705,629)	(6,063,180)	(4,998,697)	(10,435,956)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	1,894,641,010	1,238,910,988	1,787,517,384	1,177,391,731

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015 (UNAUDITED)
	June 30, 2016	June 30, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,077,703)	(10,461,383)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	38,569	—
Stock issued for services	2,445,759	6,027,129
Stock options issued for services	703,500	—
(Gain) / Loss on settlement of liability	—	—
Loss on settlement of debt	588,645	3,718,076
Impairment loss on goodwill	—	—
Warrant expense	—	—
Foreign exchange translation adjustment	2,957	(29,541)
Changes in operating assets and liabilities: Accounts receivables	5,950 5	679
Equity investee	(204)	7,500
Inventory	(75,927)	—
Prepaid expenses and deposits	3,896	(46,424)
Accounts payable	160,618	317,736
Accrued expenses, primarily management fees	596,629	95,500
Loan receivable, related parties	19,141	—
NET CASH USED IN OPERATING ACTIVITIES	(588,170)	(370,728)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	17,516	(6,321)
Repayment from advances receivable, related party	—	33,615
Property license for cultivation	(50,000)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(32,484)	27,294
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable to stockholders	—	85,877
Proceeds from common stock options exercised	591,690	—
Proceeds from sale of common stock	—	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	591,690	335,877
NET INCREASE (DECREASE) IN CASH	(28,964)	(7,557)
CASH, BEGINNING OF PERIOD	61,971	10,061
CASH, END OF PERIOD	33,007	2,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,408,232	8,441,800
Common stock issued for settlement of debt	634,500	3,938,904
Debt converted into common stock	45,855	220,828
Common stock issued for assets	181,350	—
Common stock issued for options exercised	2,453,500	—
Common stock subscription receivables	1,539,810	—
Accounts payable paid through note payable, stockholder	—	130,854
Accounts payable and expenses paid through advances from related parties	19,141	86,133

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Common Stock Receivable	Accumulated Deficit	Foreign Exchange Translation	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,209,032)	(381,500)	(128,017,132)	(18,496)	(513,374)	(2,614,487)
Common stock issued for services	120,500,000	120,500			1,287,732	(632,864)	—				775,368
Common stock issued for settlement of liabilities and debt	45,000,000	45,000			589,500		—				634,500
Common stock issued for private placement	—	—			—		—				—
Common stock issued for deposit to acquire assets	15,500,000	15,500			165,850		—				181,350
Common stock issued for stock option exercised	175,000,000	175,000			2,278,500		(1,158,310)				1,295,190
Amortization of shares issued for services						1,670,391					1,670,391
Net loss for the period								(4,999,290)		(78,413)	(5,077,703)
Foreign exchange translation									2,957		2,957
Balance at June 30, 2016	1,937,855,296	1,937,856	1,000,000	1,000	132,263,773	(2,171,505)	(1,539,810)	(133,016,422)	(15,539)	(591,787)	(3,132,434)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On November 20, 2014, the Company signed an amendment to the license agreement with Apothecary Genetics Investments LLC.  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary.  The Company signed a second amendment on January 11, 2016 which superseded both License Agreement and November 20, 2014 Amendment by the issuance of additional 15,500,000 shares of Rule 144 restricted common stock for a property located in Northern California. All the 15,500,000 shares are held in escrow until confirmation of title transfer of the Northern California property to the Company.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2015 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended June 30, 2016 and 2015. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2015 included in our Form 10-K filed with the SEC on file no. 000-28911 161631274 May 9, 2016. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the six months ended June 30, 2016:

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

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2015, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $133,016,422 and had a stockholders’ deficit of $3,132,434 as of June 30, 2016.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2016, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At June 30, 2016, a total of $52,500 (December 31, 2015: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At June 30, 2016, the Company owes $11,871 (December 31, 2015: $0) to Crown Baus Capital Corp., which advanced a total of $11,871 to for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

At June 30, 2016, the Company owes $61,902.15 (December 31, 2015: $61,902.15) to Interstate 101, a shareholder of the Company, with no interest and no security.

At June 30, 2016, the Company owes $3,164.72 (December 31, 2015: $3,164.72) to Castor Management Services, a shareholder of the Company, with no interest and no security.

At June 30, 2016, a total of $191,344 (December 31, 2015: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At June 30, 2016, $79,002 (December 31, 2015: $66,847) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At June 30, 2016, $447 (December 31, 2015: $447) was due to Robert Melamede, former CEO.

At June 30, 2016, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (prior to April 24, 2014, the name was Endocan Corporation) (OTCBB: ENDO) (“OmniCanna”) representing approximately 8.6% of the issued and outstanding shares of OmniCanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 per share on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement.  The value of the shares at June 30, 2016 and December 31, 2015 was determined to be $0.007 per share or $52,500 with the Company not recording any unrealized gainunder the Equity Investee rules for the six months ended June 30, 2016 and the value of the shares at December 31, 2015 was determined to be $0.0058 per share or $43,500.

On November 5, 2014, the Company transitioned to equity method investee account for the OmniCanna shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2015, the Company recorded an impairment on the equity method investee account of $114,000 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of OmniCanna. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Omni.  Raymond Dabney, CEO is the controlling shareholder of OmniCanna Health Solutions, Inc.

For the six months ended June 30, 2016, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	CEO	$193,842
Dr. Allen Herman	Chief Medical Officer	25,500
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	302,000
Robert Kane	CFO	215,380
Chad S. Johnson, Esq.	COO and General Counsel	215,380
Mario Lap[1]	Director	215,380
Alfredo BernardiDupetit	President & CEO of Cannabis Science Europe GmbH	51,000
		$1,218,482

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

Mario Lap, a director of the Company and director and officer of its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MJR BV and MLS Lap BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup in fiscal 2016 at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

Alfredo Dupetit-Bernardi, International Product Development and President & CEO of Cannabis Science Europe GmbH, is conducting product development through the purchase of cannabis products from his personal company, Dupetit Natural Products GmbH.

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at June 30, 2016 and December 31, 2015, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of June 30, 2016, a total of $1,360,658 (December 31, 2015: $1,406,513) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through February 7, 2014. The Promissory notes were in default on June 30, 2016. All promissory notes are unsecured.

As of June 30, 2016, $61,902 (December 31, 2015: $61,902) of loan payable is due to a stockholder, Interstate 101 that is non-interest bearing and due on demand. The loan originated between April 1, 2015 and December 31, 2015 for various expenses of the Company.

As of June 30, 2016, $3,165 (December 31, 2015: $3,165) of loan payable is due to a stockholder, Castor Management Services that is non-interest bearing and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

As of February 7, 2016, the Company has settled the balance of $45,855 promissory note owed to Stacey R. Lewis since March 21, 2015 and issued 45,000,000 shares of common stock pursuant to a debt settlement agreementwith a fair market value of $634,500.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 1,937,855,296 and 1,581,855,296 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of June 30, 2016 and December 31, 2015.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of June 30, 2016 and December 31, 2015.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the six months ended June 30, 2016, the Company issued 120,500,000 common stock for services under various executive and consulting agreements as follows:

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

On May 16, 2016, the Company issued 5,000,000 shares R144 restricted common stock and 2,500,000 shares of S-8 registered free-trading common stock under an Application Development and Consulting Management Agreement of the 2015 Equity Award Plan with a fair market value of $86,250.

On May 16, 2016, the Company issued 10,000,000 shares R144 restricted common stock under an International Government Affairs Board Member Agreement with a fair market value of $151,000.

During the six months ended June 30, 2016, the Company issued stock pursuant to debt settlement agreements as follows:

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

During the six months ended June 30, 2016, the Company issued stock pursuant to amendment to a property license agreement as follow:

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

On May 10, 2016, the Company issued 18,000,000 shares of S-8 registered free-trading common stock for balance of shares exercised under an Option Agreement dated February 22, 2016 under 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $221,400 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On May 10, 2016, the Company issued 18,500,000 shares of S-8 registered free-trading common stock for balance of shares exercised under an Option Agreement dated February 22, 2016 under 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $227,550 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On May 16, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $75,500 to a consultant under management agreement.

On May 16, 2016, the Company issued 10,000,00 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $151,000 to Alfredo BernardiDupetit, President & CEO of Cannabis Science Europe GmbH.

On May 16, 2016, the Company issued 15,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $264,000 to a consultant under management agreement.

On May 16, 2016, the Company issued 10,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $176,000 to a consultant under management agreement.

A summary of the status of the Company’s option grants as of June 30, 2016 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2015	4,200,000	$0.195
Granted	175,000,000	$0.010
Exercised	175,000,000	$0.010
Expired	2,500,000	$0.040

Outstanding June 30, 2016	1,700,000	$0.41

Options exercisable at June 30, 2016	1,700,000	$0.41

1,700,00 shares of these options at an exercise price of $0.415 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended June 30, 2016 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years for options with no expiry	unlimited Years
Average risk-free interest rate	2.00%
Average volatility	90%
Dividend yield	0%

7.  PROPERTY FARMING LICENSE

On March 24, 2016, the Company entered a 15 years Joint Venture License Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made two initial payments of $50,000 for licensing and initial development of two one (1) acre parcels of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjusted Gross Income after deduction of related operating expenses and cost to build the green houses.

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

The Company recorded an equivalent deposit of $181,350 for the six months ended June 30, 2016 until the acquisition of assets closes, which is anticipated during August in the third quarter of 2016.

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,631 (based on currency converted as of June 30, 2016) in loans to OmniCanna Health Solutions, Inc. (hereinafter referred as “OHS”) to its equity method investee account in accordance with ASC 323.

An impairment on the equity method investee account of $48,750 was recognized for the six months ended June 30, 2015 due to the fluctuation in the value of OHS’s marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	June 30, 2016	December 31, 2015
Intellectual assets, primarily intellectual property and goodwill	$830,988	$830,988
Less: accumulated amortization	(483,868)	(445,299)
Total intangible assets, net	$347,120	$385,689

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

12.  SUBSEQUENT EVENTS

On July 4, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $76,500 to a consultant under management agreement.

On July 6, 2016, the Company awarded 10,000,000 shares of S-8 registered free-trading common stock options under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $148,000 to a consultant under management agreement. These share options have not been exercised.

On July 26, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $90,000 to a consultant under management agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $60,000 to a consultant under management agreement.

On July 26, 2016, the Company issued 2,500,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $30,000 to a Director and CFO, Robert Kane under management agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $60,000 to a consultant under management agreement.

On July 26, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $90,000 to a consultant under management agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under 2016 Equity Award Plan with a fair market value of $60,000 to a consultant under management agreement.

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

On August 6, 2014, the Company signed a proposal letter with Michigan Green Technologies, LLC (“MGT”) to acquire an additional 30.1% equity in MGT that would increase the Company’s equity ownership to 50.1%.  As consideration for acquiring the additional 30.1% equity, the Company issued a total of twenty million (20,000,000) shares to the principals and shareholders of MGT over 12 months (see Form 8-K with the SEC on file no. 000-28911 August 8, 2014).

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

On March 24, 2016, the Company entered a 15 years Joint Venture License Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made an initial payment of $50,000 for licensing and initial development of the first two one (1) acre parcel of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjust Gross Income after deduction of related operating expenses and cost to build the green houses.

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

Liquidity

The Company has a working capital deficit of $4,811,535 as of June 30, 2016 compared to a working capital deficit of $4,100,603 as of December 31, 2015. There are insufficient liquid assets to meet current liabilities or sustain operations through 2016 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

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

Results of Operations

For the six months ended June 30, 2016 (“2016”) as compared to the prior year six months ended June 30, 2015 (“2015”):

The Company had $5,787 in revenues for the 2016 compared to $0 for 2015.  This increase in revenue is due to assets acquisition of Equi-Pharm and license revenue from product sales.

Our research and development expenses decreased by $54,683 to $258,537 for the six months ended June 30, 2016 compared to $313,220 for the six months ended June 30, 2015.

Net loss on settlement of debt decreased by $3,129,431 to $588,645 for the six months ended June 30, 2016 compared to $3,718,076 for the six months ended June 30, 2015.  This decrease is due to the lesser amount of debt settlement and lower share price of the Company’s stock relative to loss related to settling debt at a lower share price.

General and administrative expenses decreased by $1,962,790 to $3,781,168 for the six months ended June 30, 2016 compared to $5,743,958 for the six months ended June 30, 2015.  This decrease is due to decreased stock compensation expense pursuant to management consulting and bonus agreements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, we have issued securities using exemptions available under the Securities Act of 1933:

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

On February 22, 2016, the Company issued 7,000,000 shares S-8 registered free-trading common stock exercised under Option Agreementof the 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $86,100 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

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

On May 10, 2016, the Company issued 18,000,000 shares of S-8 registered free-trading common stock for balance of shares exercised under an Option Agreement dated February 22, 2016 under 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $221,400 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On May 10, 2016, the Company issued 18,500,000 shares of S-8 registered free-trading common stock for balance of shares exercised under an Option Agreement dated February 22, 2016 under 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $227,550 to a consultant under management agreement for a total Stock Option of 25,000,000 common shares with fair market value of $307,500.

On May 16, 2016, the Company issued 5,000,000 shares R144 restricted common stock and 2,500,000 shares of S-8 registered free-trading common stock under an Application Development and Consulting Management Agreement of the 2015 Equity Award Plan with a fair market value of $86,250.

On May 16, 2016, the Company issued 10,000,000 shares R144 restricted common stock under an International Government Affairs Board Member Agreement with a fair market value of $151,000.

On May 16, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $75,500 to a consultant under management agreement.

On May 16, 2016, the Company issued 10,000,00 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $151,000 to Alfredo BernardiDupetit, President & CEO of Cannabis Science Europe GmbH.

On May 16, 2016, the Company issued 15,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $264,000 to a consultant under management agreement.

On May 16, 2016, the Company issued 10,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $176,000 to a consultant under management agreement.

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

CANNABIS SCIENCE INC.

Date: August 10, 2016	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: August 10, 2016	/s/ Robert Kane
Robert Kane
Chief Financial Officer

