Form 10-Q
period 2016-09-30
CANNABIS SCIENCE, INC.
filed 2016-11-14
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Number of common shares issued and outstanding at September 30, 2016: 2,327,855,296

Number of common shares outstanding at November 7, 2016: 2,312,305,296

Number of Class A common shares outstanding at October 31, 2016: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2016

1

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

2

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(UNAUDITED)
	$	$
ASSETS
Current Assets
Cash	11,045	61,971
Other receivables	35,193	39,366
Loans receivable, related party	20,000	37,516
Inventory	93,050	19,311
Prepaid expenses and deposits	235,744	156,750
Total current assets	395,032	314,914

Property farming license (Note 7)	48,611	—
Deposits (Note 8)	181,350	971,500
Equity method investee (Note 9)	129,248	128,927
Goodwill (Note 10)	145,086	170,689
Intangibles, net of accumulated amortization (Note 10)	182,750	215,000
TOTAL ASSETS	1,082,077	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,091,831	680,215
Accrued expenses, primarily management fees (Note 4)	1,451,465	1,614,654
Advances from related parties (Note 4)	517,861	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	2,065,563	1,406,513
Total current liabilities and total liabilities	5,426,720	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
September 30, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,327,855,296 issued and outstanding as of September 30,2016 and
1,581,855,296 at December 31, 2015	2,327,856	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Prepaid consulting	(1,199,890)	(3,209,032)
Common Stock receivable	(2,499,000)	(381,500)
Additional paid-in capital, including 110,850,000 shares pending to be issued and 300,000 shares voided	137,607,273	127,942,191
Accumulated deficit	(139,971,991)	(128,017,132)
Cumulative exchange translation	(18,104)	(18,496)
Equity attributable to common shareholders	(3,752,856)	(2,101,113)
Non-Controlling interest	(591,787)	(513,374)
Total stockholders' deficit	(4,344,643)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,082,077	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
	$	$	$	$
REVENUE	2,733	4,150	8,520	4,150
Cost of Goods Sold	1,407	2,088	3,609	2,088
Gross Profit	1,326	2,062	4,911	2,062
Operating Expenses
Investor relations	48,950	(10,500)	267,300	—
Professional Fees	58,962	22,424	254,079	626,132
Net loss on settlement of liabilities	3,550,000	770,000	4,138,645	4,488,076
Loss on investment	971,500	—	971,500	—
Depreciation and Amortization	19,284	—	57,853	—
Research and Development	6,487	68,552	265,024	381,772
General and administrative	2,301,712	2,967,024	6,082,880	8,710,982
Total operating expenses	6,956,895	3,817,500	12,037,281	14,206,962
Net Operating (Loss)	(6,955,569)	(3,815,438)	(12,032,370)	(14,204,900)

Other (expense)
Interest expense, net	—	(603)	(902)	(603)
Impairment of goodwill	—	—		(64,421)
Unrealized gain (loss) on marketable common stock	—	(79,500)		(87,000)
Total other income (expense)	—	(80,103)	(902)	(152,024)
Net Loss	(6,955,569)	(3,895,541)	(12,033,272)	(14,356,924)
Less: Net loss attributable to non-controlling interest	—	177,621	78,413	232,589
Net loss attributable to common shareholders	(6,955,569)	(3,717,920)	(11,954,859)	(14,124,335)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	(201)	(49,708)	392	(79,249)
Total other comprehensive income (Loss)	(201)	(49,708)	392	(79,249)
Comprehensive loss attributable to Cannabis Science, Inc.	(6,955,770)	(3,767,628)	(11,954,467)	(14,203,584)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,106,170,513	1,285,416,166	1,894,510,405	1,213,795,570

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	September 30, 2016	September 30, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(12,033,272)	(14,356,924)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	57,853	—
Stock issued for services	3,825,874	8,585,654
Stock options issued for services	1,138,500	—
Loss on investment	971,500	—
(Gain) / Loss on settlement of liability	4,138,645	4,488,076
(Gain) / Loss on Equity Investee, Omnicanna Health Solutions, Inc.	—	87,788
Foreign exchange translation adjustment	392	(79,249)
Changes in operating assets and liabilities: Accounts receivables	4,173	5,883
Equity investee	(321)	—
Inventory	(73,739)	1,937
Prepaid expenses and deposits	11,250	9,038
Accounts payable	411,616	570,893
Accrued expenses, primarily management fees	812,218	313,000
NET CASH USED IN OPERATING ACTIVITIES	(735,310)	(373,904)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	17,516	33,615
Repayment of advances receivable, related parties	—	(7,351)
Cash acquired with Equi-Pharm	—	6,493
Prepaid Expenses	(244)	—
Property license for cultivation	(48,611)	—
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(31,339)	32,757
CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable, related parties	82,369	—
Proceeds from notes payable to stockholders	295,855	85,877
Repayment of notes payable to stockholders	(295,000)	—
Proceeds from common stock options exercised	632,500	—
Proceeds from sale of common stock	—	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	715,724	335,877
NET (DECREASE) IN CASH	(50,926)	(5,270)
CASH, BEGINNING OF PERIOD	61,971	10,061
CASH, END OF PERIOD	11,045	4,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	1,816,732	10,228,944
Common stock issued for settlement of debt	4,434,500	4,733,904
Common stock issued for options exercised	3,888.500	—
Common stock subscription receivables	2,499,000	615,000
Common stock issued for assets	271,350	—
Common stock issued for acquisition of EquiPharm	—	305,000
Debt converted into common stock	295,000	245,828
Related Party Receivable - RCDU	20,000	—
Accounts payable paid through note payable, stockholder	—	130,854
Accounts payable and expenses paid through advances from related parties	29,852	466,106
Stocks Dividends Payable	—	473,527

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Common Stock Receivable	Accumulated Deficit	Foreign Exchange Translation	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,209,032)	(381,500)	(128,017,132)	(18,496)	(513,374)	(2,614,487)
Common stock issued for services	153,000,000	153,000			1,663,732	(741,364)	—				1,075,368
Common stock issued for settlement of liabilities and debt	295,000,000	295,000			4,139,500		—				4,434,500
Common stock issued for private placement	—	—			—		—				—
Common stock issued for deposit to acquire assets	23,000,000	23,000			248,350		—				271,350
Common stock issued for stock option exercised	275,000,000	275,000			3,613,500		(2,117,500)				1,771,000
Amortization of shares issued for services						2,750,506					2,750,506
Net loss for the period								(11,954,859)		(78,413)	(12,033,272)
Foreign exchange translation									392		392
Balance at September 30, 2016	2,327,855,296	2,327,856	1,000,000	1,000	137,607,273	(1,199,890)	(2,499,000)	(139,971,991)	(18,104)	(591,787)	(4,344,643)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On November 20, 2014, the Company signed an amendment to the license agreement with Apothecary Genetics Investments LLC.  Pursuant to the amendment, the Company was to acquire all property, building, and equipment of Apothecary.  The Company signed a second amendment on January 11, 2016 which superseded both License Agreement and November 20, 2014 Amendment by the issuance of additional 15,500,000 shares of Rule 144 restricted common stock for a property located in Northern California. The 14,500,000 shares of Rule 144 restrict common stock, valued at $971,500 as deposit, issued in November of 2014 were for compensation of research and development on the Northern California property. The Company wrote off the deposit as Research and Development expenses for the period ended September 30, 2016. In the month of July 2016, Apothecary Genetics Investments, LLC breached the amended agreement by refusing to transfer the Northern California property to the Company and demanded additional paymentfor the property. The Company declined to pay additional funds for the property and put the project on hold.All the 15,500,000 Rule 144 restricted common shares are held in escrow until further decision by the management of the Company.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2015 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2016 and 2015. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2015 included in our Form 10-K filed with the SEC on file no. 000-28911 161631274 May 9, 2016. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the nine months ended September 30, 2016:

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

On May 6, 2013, the Company formed Cannabis Science International Holdings B.V. and on May 10, 2013, the Company formed Cannabis Science B.V. for the purpose of wholly-owned operating subsidiaries for the Company’s European and world-wide operations.  The Company has commenced some operating activities with cultivation in Spain and product development in 2014.  Mario Lap, director of the Company and director and officer of Cannabis Science B.V. manages the day-to-day operations through his private companies MLS BV, MJR BV and Cannabis Agency BV, all are Netherlands registered companies.

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

On May 6, 2015 the Company announced the Assets acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products. As consideration for acquiring the Assets, which consist of Inventory, Trademark and brand names, and goodwill, the Company issued ten million (10,000,000) shares to the shareholders of Equi-Pharm and they agreed to change its company name. The acquisition was completed on November 16, 2015 and the Company has formed a new wholly owned subsidiary called Equi-Pharm LLC. in the state of Tennessee and started the operation of distributing of existing and new line of products.

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $139,971,991and had a stockholders’ deficit of $4,344,643 as of September 30, 2016.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2016, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At September 30, 2016, a total of $59,200 (December 31, 2015: $816,945) in Accrued Management Fees Payable was due to the Company’s CEO/Director, Raymond C. Dabney. On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a Promissory Note to Raymond C. Dabney, CEO/Director of the Company. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share with a loss on settlement of debt in the amount of $3,550,000. The balance of the Promissory Note as of September 30, 2016 was $725,407 (December 31, 2015: $0).

At September 30, 2016, a total of $90,000 (December 31, 2015: Prepaid $45,000) in Accrued Management Fees Payable was due to the Company’s former COO/Director, Chad Johnson.

At September 30, 2016, a total of $75,000 (December 31, 2015: $52,500) in Accrued Management Fees Payable was due to the Company’s Director, Mario Lap.

At September 30, 2016, a total of $60,000 (December 31, 2015: Prepaid $45,000) in Accrued Management Fees Payable was due to the Company’s COO/Director, Robert Kane.

At September 30, 2016, a total of $52,500 (December 31, 2015: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At September 30, 2016, the Company owes $11,871 (December 31, 2015: $0) to Crown Baus Capital Corp., which advanced a total of $11,871 for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

As of September 30, 2016, the Company owes $101,882 (December 31, 2015: $61,902) in loan payable to a stockholder, Interstate 101 that is non-interest bearing and due on demand with no security. The loan originated between April 1, 2015 and August 19, 2016 for various expenses of the Company.

At September 30, 2016, the Company owes $3,165 (December 31, 2015: $3,165) in loan payable toCastor Management Services, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

At September 30, 2016, a total of $191,344 (December 31, 2015: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At September 30, 2016, $86,964 (December 31, 2015: $66,847) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At September 30, 2016, $447 (December 31, 2015: $447) was due to Robert Melamede, former CEO.

At September 30, 2016, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (prior to April 24, 2014, the name was Endocan Corporation) (OTCBB: ENDO) (“OmniCanna”) representing approximately 2.89% of the issued and outstanding shares of OmniCanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 per share on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement.  The value of the shares at September 30, 2016was determined to be $0.0089per share or $66,750 with the Company not recording any unrealized gainunder the Equity Investee rules for the nine months ended September 30, 2016and the value of the shares at December 31, 2015 was determined to be $0.0058 per share or $43,500.

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

For the Nine months ended September 30, 2016, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	CEO, President and Director	$193,842
Dr. Allen Herman	Chief Medical Officer	25,500
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	302,000
Robert Kane	Director, COO from Sept. 14, 2016; CFO to Sept. 14, 2016	245,380
Chad S. Johnson, Esq.[1]	Former COO, General Counsel and Director to Sept. 14, 2016	215,380
Mario Lap[1]	Director	215,380
Benjamin Tam	CFO, Secretary and Director from Sept. 14, 2016	113,000
Alfredo Bernardi Dupetit	President & CEO of Cannabis Science Europe GmbH	51,000
		$1,361,482

1 Including compensation to entities beneficially owned/control by the related parties

Raymond Dabney, CEO and Director is a controlling shareholder of the Company and Chad S. Johnson, former COO/General Legal Counsel/Director of the Company till September 14, 2016 and COO/General Legal Counsel/Director of ImmunoClin Corporation (OTC: IMCL), respectively.  ImmunoClin performs laboratory services, research and pharmaceutical development for the Company through its wholly-owned subsidiary ImmunoClin Limited that operates a laboratory at the London Biosciences Centre.

See Note 6 -Equity Transactions for details of stock issuances to director and officers for services rendered.

Mario Lap, a director of the Company and director and officer of its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MJR BV, MLS Lap BV and Cannabis Agency BV until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.  The Company anticipates having the Spanish subsidiary setup soon at which time Mario Lap under fiduciary duty will transfer all business operating activities, agreements, and assets to the Company.

Alfredo Dupetit-Bernardi, International Product Development and President & CEO of Cannabis Science Europe GmbH, is conducting product development through the purchase of cannabis products from his personal company, Dupetit Natural Products GmbH.

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. See Note 5.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at September 30, 2016 and December 31, 2015, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of September 30, 2016, a total of $2,065,563 (December 31, 2015: $1,406,513) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through June 30, 2016. $1,340,156 of the Promissory notes were in default on September 30, 2016. All promissory notes are unsecured.

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a Promissory Note to Raymond C. Dabney, CEO/Director of the Company. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share with a loss on settlement of debt in the amount of $3,550,000. The balance of the Promissory Note as of September 30, 2016 was $725,407 (December 31, 2015: $0).

As of February 7, 2016, the Company has settled the balance of $45,855 promissory note owed to Stacey R. Lewis since March 21, 2015 and issued 45,000,000 shares of common stock pursuant to a debt settlement agreement with a fair market value of $634,500.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,327,855,296 and 1,581,855,296 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of September 30, 2016 and December 31, 2015.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of September 30, 2016 and December 31, 2015.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the nine months ended September 30, 2016, the Company issued 153,000,000 common stock for services under various executive and consulting agreements as follows:

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

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to Chad Johnson, former COO/General Council till September 14, 2016 with a fair market value of $215,380 for bonus and services under November 25, 2014 agreement.

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to Robert Kane, COO/director of the Company with a fair market value of $215,380 for bonus and services under January 20, 2015 agreement.

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

On July 26, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $90,000 for bonus and services under October 21, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under March 16, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under September 18, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under July 6, 2016 International Property Development Consulting Agreement.

On July 26, 2016, the Company issued 2,500,000 shares of S-8 registered free-trading common stock to Robert Kane, COO/director of the Company with a fair market value of $30,000 for Management Fees under January 20, 2015Executive Management Agreement.

On August 3, 2016, the Company issued 2,500,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $38,500 for services under August 3, 2016 Consulting Agreement.

On September 14, 2016, the Company issued 5,000,000 shares of R144 restricted common stock to Benjamin Tam, CFO/Secretary/Director of the Company with a fair market value of $70,000 for services under September 14, 2016 Executive Management Agreement.

During the nine months ended September 30, 2016, the Company issued stock pursuant to debt settlement agreements as follows:

On February 7, 2016, the Company entered into a partial debt settlement agreement with Stacey R. Lewis to retire $45,855 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $588,645.

The aforementioned shares for the settlement of debts were issued without legend under an exemption under Rule 144(b)(1) of the Act.  Over nine months has passed since the debts accrued on the books of the Company; the Seller is not now, and during the three-month period preceding the transaction has not been considered an “affiliate” of the Company.  Furthermore, pursuant to Rule 144(d)(1)(i) the Company is, and has been for a period of at least 90 days immediately before the proposed sale, subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, and the proposed resale of the Shares in addition to the Company not being considered a shell company under Rule 144(i)(1). All relating shares were issued to settle the debts.

On August 10, 2016, the Company entered into a partial debt settlement agreement with Raymond C. Dabney, President/CEO/Director of the Company, to retire $250,000 of the $975,407 in promissory notes originated on August 9, 2016 as result of unpaid management fees and bonuses from February 9, 2012 to June 30, 2016 with no interest, and issued 250,000,000 Rule 144 restricted common shares of the Company at a deemed price of $0.001 per share as partial payment of the promissory note to settle the debt for a loss on settlement of $3,550,000.

During the nine months ended September 30, 2016, the Company issued stock pursuant to amendment to a property license agreement as follow:

On January 11, 2016, the Company issued 15,500,000 shares of R144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012.

During the nine months ended September 30, 2016, the Company issued 7,500,000 common stock for legal retainer services under consulting agreement as follows:

On August 3, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock to a legal advisor as retainer with a fair market value of $90,000 for legal services under July 22, 2016 Consulting Agreement.

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

On May 16, 2016, the Company issued 10,000,00 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $151,000 to Alfredo Bernardi Dupetit, President & CEO of Cannabis Science Europe GmbH.

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

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $76,500 to a consultant under July 4, 2016 management agreement.

On September 27, 2016, the Company entered an Option Agreement with Benjamin Tam, CFO/Secretary/Director of the Company under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant for International Property Development under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 25, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant for International Government Affairs under 2016 Equity Award Plan B at exercise price of $0.01 to issue 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $71,500. The shares were exercised on September 27, 2016 and have not been issued.

A summary of the status of the Company’s option grants as of September 30, 2016 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2015	4,200,000	$0.195
Granted	275,000,000	$0.010
Exercised	275,000,000	$0.010
Expired	2,500,000	$0.040
Outstanding September 30, 2016	1,700,000	$0.41
Options exercisable at September 30, 2016	1,700,000	$0.41

1,700,00 shares of these options at an exercise price of $0.415 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended September 30, 2016 was estimated using the Black-Scholes option valuation model with the following:

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

8.  DEPOSITS

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in R&D, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company was to acquire all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500 which was spent mostly in research and development for cannabis growth on the Northern California property. The Company wrote off the deposit as Loss on investment for the period ended September 30, 2016.

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

The Company recorded an equivalent deposit of $181,350 for the ninemonths ended September 30, 2016 until the acquisition of assets closes, which was anticipated in July of 2016. In the month of July 2016, Apothecary Genetics Investments, LLC breached the amended agreement by refusing to transfer the Northern California property to the Company and demanded additional payment for the property. The Company declined to pay additional funds for the property and put the project on hold. All the 15,500,000 Rule 144 restricted common shares are held in escrow until further decision by the management of the Company.

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

The accounting using the equity method is in conjunction with appointment of Raymond Dabney as CEO and director of the Company on November 5, 2014, in addition to Mr. Dabney being a controlling shareholder of the Company since September 2009 and a controlling shareholder of OmniCanna Health Solutions, Inc. since June 2013.  Therefore, the Company was deemed to have significant influence and control of OmniCanna Health Solutions, Inc.

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,631 (based on currency converted as of September 30, 2016) in loans to OmniCanna Health Solutions, Inc. (hereinafter referred as “OHS”) to its equity method investee account in accordance with ASC 323.

An impairment on the equity method investee account of $48,750 was recognized for the nine months ended September 30, 2015 due to the fluctuation in the value of OHS’s marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	September 30, 2016	December 31, 2015
Intellectual assets, primarily intellectual property and goodwill	$830,988	$830,988
Less: accumulated amortization	(503,152)	(445,299)
Total intangible assets, net	$327,836	$385,689

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

12.  SUBSEQUENT EVENTS

On October 9, 2016, the Company entered a Consulting Management Agreement for services and to issue 1,000,000 shares of Rule 144 restrict common stock with a fair market value of $21,500.

On October 24, 2016, the Company entered an Exclusive Master Facilitator Agreement with Members of Winnemucca Tribal Allotment, Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing of Cannabis/Hemp on 320 Acres of leased land in Humboldt County, Nevada. The Company’s share is 40% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on these lands. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is five (5) years and up to twenty-five (25) years.

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

There are minimal operating activities in the subsidiaries as of September 30, 2016.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V., MJR B.V. and Cannabis Agency B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

Liquidity

The Company has a working capital deficit of $5,031,688 as of September 30, 2016 compared to a working capital deficit of $4,100,603 as of December 31, 2015. There are insufficient liquid assets to meet current liabilities or sustain operations through 2016 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently is in default.  The Company is negotiating with the debtors to extend the notes payable. In addition, the Company has a promissory note payment commitment of $725,407 to Raymond C. Dabney, CEO/Director of the Company.

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

Results of Operations

For the nine months ended September 30, 2016 (“2016”) as compared to the prior year nine months ended September 30, 2015 (“2015”):

The Company had $8,520in revenues for the 2016 compared to $4,150 for 2015.  This increase in revenue is due to assets acquisition of Equi-Pharm and license revenue from product sales.

Our research and development expenses decreased by $116,748 to $265,024 for the nine months ended September 30, 2016 compared to $381,772 for the nine months ended September 30, 2015.

Loss on investment increased by $971,500 to $971,500 for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015.

Net loss on settlement of debt decreased by $349,431 to $4,138,645 for thenine months ended September 30, 2016 compared to $4,488,076 for the ninemonths ended September 30, 2015.  This decrease is due to the lesser amount of debt settlement and lower share price of the Company’s stock relative to loss related to settling debt at a lower share price.

General and administrative expenses decreased by $2,628,102 to $6,082,880 for the nine months ended September 30, 2016 compared to $8,710,982 for the nine months ended September 30, 2015.  This decrease is due to decreased stock compensation expense pursuant to management consulting and bonus agreements.

The Company is working on several business development projects to generate revenues, including: signing a new license agreement with Members of the Winnemucca Tribal Allotment and Free Spirit Organics, LLC in Nevada that will generate increased license, royalty revenue, Cannabis/Hemp products sales, and other strategic acquisitions to support product development, production, and distribution of newly acquired or manufactured cannabis and hemp based products.  The Company’s drug development through its laboratory services to facilitate new inhalation study for asthma/COPD and other respiratory conditions.  In addition, the Company signed an agreement with Equi-Pharm for the commercialization of pet products for distribution in California.  Notwithstanding, there can be no assurance that these will be successful in generating revenues in 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for private placements, services and for debt:

On January 11, 2016, the Company issued 15,500,000 shares of R144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012. These shares are held in escrow with the Company’s attorney pending to outcome of the acquisition of Northern California property.

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

On March 8, 2016, the Company issued 20,000,000 shares R144 restricted common stock to Robert Kane, COO/Director of the Company with a fair market value of $215,380 for bonus and services under January 20, 2015 agreement.

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

On May 16, 2016, the Company issued 10,000,00 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $151,000 to Alfredo Bernardi Dupetit, President & CEO of Cannabis Science Europe GmbH.

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

On July 26, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $90,000 for bonus and services under October 21, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under March 16, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under September 18, 2015 agreement.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $60,000 for bonus and services under July 6, 2016 International Property Development Consulting Agreement.

On July 26, 2016, the Company issued 2,500,000 shares of S-8 registered free-trading common stock to Robert Kane, COO/director of the Company with a fair market value of $30,000 for Management Fees under January 20, 2015 Executive Management Agreement.

On August 3, 2016, the Company issued 2,500,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $38,500 for services under August 3, 2016 Consulting Agreement.

On August 3, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock to a legal advisor as retainer with a fair market value of $90,000 for legal services under July 22, 2016 Consulting Agreement.

On August 10, 2016, the Company entered into a partial debt settlement agreement with Raymond C. Dabney, CEO/Director of the Company, to retire $250,000 of the $975,407.39 in promissory notes originated on August 9, 2016 as result of unpaid management fees and bonuses from February 9, 2012 to June 30, 2016 with no interest, and issued 250,000,000 Rule 144 restricted common shares of the Company at a deemed price of $0.001 per share as partial payment of the promissory note to settle the debt for a loss on settlement of $3,550,000.

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $76,500 to a consultant under July 4, 2016 management agreement.

On September 14, 2016, the Company issued 5,000,000 shares of R144 restricted common stock to Benjamin Tam, CFO/Secretary/Director of the Company with a fair market value of $70,000 for services under September 14, 2016 Executive Management Agreement.

On September 27, 2016, the Company entered an Option Agreement with Benjamin Tam, CFO/Secretary/Director of the Company under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant for International Property Development under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 25, 2016.

On September 27, 2016, the Company entered an Option Agreement with a consultant for International Government Affairs under 2016 Equity Award Plan B at exercise price of $0.01 to issue 5,000,000 shares of S-8 registered free-trading common stock with a fair market value of $71,500. The shares were exercised on September 27, 2016 and have not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

See Financial Statement Notes 4 in regards to stock compensation for officers and directors.

ITEM 6.  EXHIBITS

Exhibit No.	Document Description	Filed Herewith (X) Incorporated by ref (I)

31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Benjamin Tam, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.

Date: November 14, 2016	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: November 14, 2016	/s/ Benjamin Tam
Benjamin Tam
Chief Financial Officer

