Form 10-K
period 2016-12-31
CANNABIS SCIENCE, INC.
filed 2017-04-17
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-28911

CANNABIS SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1869677
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

19800 MacArthur Blvd., Suite 300, Irvine, California 92612	(888)-263-0832
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [x]

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

Number of common shares outstanding at March 15, 2017: 2,390,305,296

Number of common shares outstanding at December 31, 2016: 2,355,355,296

Number of Class A common shares outstanding at March 15, 2017: 0

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

On May 7, 2009 the Company’s common shares commenced trading under the new stock symbol OTCQB: CBIS.

Currently, the Company’s common shares are trading under the OTC Pink Sheets market with symbol CBIS.

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

ITEM 1A.  RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The Company is subject to laws and regulations worldwide, changes to which could hinder the Company’s medical cannabis research and increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.

The Company is subject to laws and regulations affecting its domestic and international operations in medical research and production of medical cannabis. These U.S. and foreign laws and regulations affect the Company’s activities including, but not limited to, areas of sales to only certain legalized regions, labor, advertising, digital content, product label, consumer protection, billing, e-commerce, promotions, quality of services, media, television, intellectual property ownership and infringement, tax, import and export requirements, foreign exchange controls and cash repatriation restrictions, environmental, health, and safety.

By way of example, laws and regulations related to cannabis in United States is listed under Schedule 1 of the Drug Enforcement Administration (DEA) as defined under the United States Controlled Substances Act even though there are 20 states have legalized medical marijuana and eight states legalized for recreational use.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.

The Company’s stock price is subject to volatility.

The Company’s stock continues to experience substantial price volatility. Additionally, the Company, the medical cannabis industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance.

The Company’s ability to raise additional capital to fund operations

The Company is required to raise additional funds to acquire research and growing facilities, and to cover cost of operations. We intend to do so through additional public or private offerings of debt or equity securities. There are no commitment or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming or as to the terms of any such financings.

ITEM 2.  PROPERTIES

We currently lease office space at 19800 MacArthur Blvd., Suite 300, Irvine, California 92612 , on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

As of March 11, 2017, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business or those operating under our acquired trade names GGECO University, Cannabis Consulting or Equi-Pharm are a party or of which any of our properties is the subject.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “CBIS”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

The following table shows the high and low prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending December 2015	HIGH	LOW
Quarter Ending March 31, 2015	0.045	0.0415
Quarter Ending June 30, 2015	0.221	0.0205
Quarter Ending September 30, 2015	0.027	0.0250
Quarter Ending December 31, 2015	0.015	0.0142

Fiscal Year Ending December 2016	HIGH	LOW
Quarter Ending March 31, 2016	0.0246	0.0213
Quarter Ending June 30, 2016	0.0161	0.0138
Quarter Ending September 30, 2016	0.0168	0.0144
Quarter Ending December 30, 2016	0.0673	0.0629

Holders

As of December 31, 2016, there were over 3,200 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

The Company declared a dividend to all common stockholders of record as of December 31, 2010, whom are to receive a dividend equivalent to ten percent (10%) of the number of common shares of the Company’s stock held on that date in the form of newly issued Series A common shares.  For example, if a stockholder held 100,000 common shares on December 31, 2010, that stockholder would receive a dividend of 10,000 Series A common shares.  This dividend declaration has been rejected by the Financial Industry Regulatory Authority (FINRA).

On October 28, 2015, subject to the approval by FINRA, the Company announced: 1) the issuance of a new dividend to common stockholders of record on October 9 2015 1 share of Class A common stock and 1 non-transferable share purchase warrant for each 100 shares of current class of common stock. Each warrant will grant the holder to purchase an additional share of Class A common stock at a price of $1.00 per share. The warrant would be exercisable for 90 days from the date that the Class A common stock receives a trading symbol. 2) the issuance of dividend to previously announced and approved dividend to stockholders of record on December 10, 2010 1 share of Class A common stock and 1 non-transferrable share purchase warrant for each 10 shares of the Company’s current common stock. Each warrant will also grant the holder to purchase an additional share of Class A common stock at a price of $1.00 per share. The warrant would be exercisable for 90 days from the date that the Class A common stock receives trading symbol. This dividend declaration has been rejected by the Financial Industry Regulatory Authority (FINRA).

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

During the year ended December 31, 2016, the Company issued stock pursuant to consulting agreements with several parties as follows:

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

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $69,000 for bonus and services under July 4, 2016 Consulting Management Agreement.

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

On October 9, 2016, the Company issued 1,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $19,900 for services under October 9, 2016 Consulting Agreement.

On October 21, 2016, the Company issued 15,000,000 of S-8 registered free trading common stock to a consultant under 2016 Equity Award Plan B with a fair market value of $855,000 for services under October 21, 2016 Consulting Agreement.

During the year ended December 31, 2016, the Company issued stock pursuant to debt settlement agreements as follows:

On February 7, 2016, the Company entered a partial debt settlement agreement with Stacey R. Lewis to retire $45,855 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $588,645.

On August 10, 2016, the Company entered into a partial debt settlement agreement with Raymond C. Dabney, President/CEO/Director of the Company, to convert $250,000 of the $975,407 in convertible promissory notes originated on August 9, 2016 as result of unpaid management fees and bonuses from February 9, 2012 to June 30, 2016 with no interest, and issued 250,000,000 Rule 144 restricted common shares of the Company at a deemed price of $0.001 per share as partial payment of the promissory note to settle the debt for a maximum intrinsic interest of $975,407 to be amortized over life of the convertible note in accordance with ASC 470-30-8.

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

During the twelve months ended December 31, 2016, the Company issued stock pursuant to amendment to a property license agreement as follow:

On January 11, 2016, the Company issued 15,500,000 shares of R144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012.

During the twelve months ended December 31, 2016, the Company issued 7,500,000 common stock for legal retainer services under consulting agreement as follows:

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

Results of Operations

Limited Revenues

During the fiscal year ended December 31, 2016 we generated license revenues of $443 and sales of $8,820 from the operation of Equi-Pharm compared to $0 in license revenue and $44,227 in educational and consulting revenues for the year ended December 31, 2015.  As of December 31, 2016, we had an accumulated deficit of $137,929,021.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

Our net loss decreased from $18,623,827 for the fiscal year ended December 31, 2015 to $9,911,889 for the fiscal year ended December 31, 2016 representing a decrease of $9,146,899.  For the fiscal year ended December 31, 2016, our net loss per share was $0.00 based on weighted average of 1,999,235,077 shares, compared to a net loss per share of $0.01 per share based on weighted average of 1,278,148,706 shares for the fiscal year ended December 31, 2015.

Expenses

Total operating expenses decreased from $19,062,873 for the fiscal year ended December 31, 2015 to $8,524,715 for the fiscal year ended December 31, 2016 representing a decrease of $10,538,158.

Our research and development expenses decreased from $801,500 for the fiscal year ended December 31, 2015 to $306,326 for the fiscal year ended December 31, 2016 representing a decrease of $495,174.

Our professional fees decreased $630,800 to $235,847 for the fiscal year ended December 31, 2016 compared to $866,647 for the fiscal year ended December 31, 2015.  This decrease was due to decreased legal services under agreements.

Our interest expense increased from $4,555 for the year ended December 31 2015 to $472,612 in 2016. This increase was due to $471,589 amortization of intrinsic interest on a two year convertible promissory note originated on August 9, 2016 in the amount of $975,407 owing to Mr. Raymond C. Dabney, President and CEO of the Company.

The loss on settlement of liabilities decreased from $5,625,076 for the year ended December 31, 2015 to $588,645 in 2016.  This decrease was due to decreased settlement of liabilities through stock and resulting losses on the settlements. Our general and administrative expenses decreased by $4,675,753 from $11,702,650 for the fiscal year ended December 31, 2015 to $7,026,897 for fiscal year ended December 31, 2016.  The decrease in general and administrative expenses was mainly due to an decrease in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2016, our current assets totaled $703,875 which was comprised of $332,888 in cash and cash equivalents, $36,000 in other receivables, $102,993 in inventory and $231,994 in prepaid expenses and deposits. As of December 31, 2016, we had $47,778 in Property farming license, $272,644 in Equity method investee, $172,000 in Intangibles for Trademarks, License and Franchise options and total assets of $1,196,297.  As of December 31, 2016, we had a working capital deficit of $2,930,424.

Our net loss of $9,990,302 for the year ended December 31, 2016 was mostly attributable to stock options exercised and issuance of common stocks for services.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2016 our cash position increased by $270,917.

During the year ended December 31, 2016, we received net cash of $1,947,500 from financing activities compared to $749,622 for the same period in 2015.  We used net cash of $1,626,583 in operating activities for the fiscal year ended December 31, 2016 compared to $710,196 for the same period in 2015.  And we used net cash of $50,000 in investing activities for the fiscal year ended December 31, 2016 compared to net cash provided of $12,484 for the same period in 2015.

Under the 2015 Equity Award Plan registered on August 18, 2015 for 100,000,000 shares of common stock option at an exercise price of $0.01, the Company used the remaining available options to enter into Non-Statutory Stock Option Agreements with consultants for 10,000,000 common stocks on January 20, 2016, and 13,500,000 common stocks on February 22, 2016, and 5,000,000 common stock options on March 22, 2016 with a total of 28,500,000 common stock options which were exercised with gross proceeds of $285,000.

On February 19, 2016, the Company approved and registered with Securities Exchange Commission under File No. 333-209786 150,000,000 shares of common stock option at an exercise price of $0.01 under the Company’s 2016 Equity Award Plan and entered into two Non-Statutory Stock Option Agreements with certain consultants on February 22, 2016 for 36,500,000 common stock options, and on February 24, 2016 for 25,000,000 common stock options with one consultant, and on March 22, 2016 for 60,000,000 common stock options with six consultants, and on May 13, 2016 for 25,000,000 common stock options with two consultants, for a total of 146,500,000 common stock options. All the 146,500,000 common stock options were exercised with gross proceeds of $1,465,000.

On September 21, 2016, the Company approved and registered with Securities Exchange Commission under File No. 333-213833 250,000,000 shares of common stock option at exercise prices to be set by management of the Company under the Company’s 2016 Equity Award Plan B and entered into Incentive and Non-Statutory Stock Option Agreements with exercise prices at $0.01 on July 6, 2016 for 10,000,000 common stock options with one consultant, and on September 27, 2016 for 50,000,000 common stock options with four consultants, and on October 3, 2016 for 15,000,000 common stock options with one consultant, and on October 4, 2016 for 2,000,000 common stock options with one consultant. In addition, the Company entered into Incentive Stock Option Agreements with exercise price at $0.01 per share for 10,000,000 common stock options with one management consultant on July 6, 2016, and 10,000,000 common stock options with Benjamin Tam, CFO/Director of the Company on September 14, 2016, and 20,000,000 common stock options with two management consultants on September 27, 2016 for a total of 117,000,000 common stock options. All the 117,000,000 common stock options were exercised with gross proceeds of $1,170,000.

In 2016, a total of 292,000,000 common stock options were exercised and the Company issued 292,000,000 common stock with total gross proceeds of $2,920,000 of which $1,646,000 were received by the Company, $634,000 was to offset consulting fees, $10,000 was used for charity donations and $655,000 are in common stock receivable which included $15,000 bought forward from December 31, 2015. From the common stock receivable of December 31, 2015 in the amount of $381,500 of which the Company received $356,500 and $10,000 was used to offset consulting fees.

As of December 31, 2016, a total of $1,506,745 (December 31, 2015: $1,406,513) of notes payable are due to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on July 23, 2014 through December 31, 2016.  Promissory notes totaling $1,340,155 were in default on December 31, 2016. All promissory notes are unsecured.

The Company is currently not in good short-term financial standing.  We anticipate that we may only generate limited amount of revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next year to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

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

On February 9, 2012, the Company signed a license agreement with Apothecary to produce several Cannabis Science Brand Formulations for the California medical cannabis market. As well, Apothecary will provide research and development facilities with full circle operations including a California laboratory facility for internal research and development, along with 16 unique genetic strains specifically generated and maintained by a cancer survivor who recognizes the importance of proper growth and breeding in addition to investing $250,000 in research and development in the first 24 months.  Apothecary failed to meet several contract provisions including investing $250,000 in Research and Development, setting up a laboratory facility, and reporting and remitting license fees owing to the Company.  On November 20, 2014, the Company signed an amendment to the license agreement.  Pursuant to the amendment, the Company was to acquire all property, building, and equipment of Apothecary in exchange for 14,500,000 Rule 144 restricted stock with a fair market value of $971,500.  The Company recorded an equivalent deposit for the year ended December 31, 2014 until the acquisition of assets closes, which was anticipated during fiscal 2015. The amount of $971,500 was written off in the third quarter of 2016 to Loss on Investment as Apothecary claimed that they have sold the shares and spent the proceeds on Research and Development and acquired a property with 21 acre of land and a residential building in California.

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

On January 11 2016, the Company signed a second amendment to the license agreement and issued 15,500,000 shares of Rule 144 restricted stock, held in escrow by the Company’s attorney, with a fair market value of $181,350, until the title has been transferred to the company. Pursuant to the second amendment the Company waives prior Royalties owed under any Section of any previous Agreements, and Apothecary shall make business introductions in Jamaica for the Company to work with government licensed growers, laboratories, doctors, and any other mutually agreeable business introductions. Apothecary was to sign and transfer immediately ownership of the Northern California Property to the Company and repay and discharge a lien on the property within 12 months signing the second amendment. The Company recorded an equivalent deposit of $181,350 until the acquisition of assets closes, which was anticipated in July of 2016. In the month of July 2016, Apothecary Genetics Investments, LLC breached the amended agreement by refusing to transfer the Northern California property to the Company and demanded additional payment for the property. The Company declined to pay additional funds for the property and the Agreement has been terminated. All the 15,500,000 Rule 144 restricted common shares are held in escrow and the management of the Company will give instruction to the transfer agent for cancelation of these shares.

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

On November 12, 2016, the Company entered an Exclusive Master Facilitator Agreement with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on Lot 20, one (1) acre parcel of leased land located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

On December 18, 2016, the Company enter six (6) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on 13 one (1) acre parcel of leased land, Lot 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

On December 21, 2016, the Company enter two (2) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on two (2) one (1) acre parcel of leased land, Lot 6 and 21, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

The Company is working on several business acquisition and development projects to increase business and revenue generation in 2017 and beyond, including but not limited to: product licensing and royalty agreements, private label hemp product line, consulting, and other strategic acquisitions to support product development, production, and distribution of newly acquire or manufactured cannabis and hemp based products. There can be no assurance that these will be successful in generating revenues in 2017.

The Company anticipates having to raise additional capital to fund operations over the next 12 months.  To the extent that it is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional public or private offerings of debt or equity securities.

As of December 31, 2016, the Company had four directors/executives under management services contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANNABIS SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cannabis Science, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc. and its subsidiaries (the “Company”), as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
April 13, 2017

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
	$	$
ASSETS
Current Assets
Cash	332,888	61,971
Other receivables	36,000	39,366
Prepaid expenses and deposits	231,994	156,750
Loans receivable, related party	—	37,516
Inventory	102,993	19,311
Total current assets	703,875	314,914

Property Farming License (Note 9)	47,778	—
Deposits (Note 12)	—	971,500
Equity method investee (Note 10)	272,644	128,927
Goodwill (Note 1 and 11)	—	170,689
Intangibles, net of accumulated amortization (Note 11)	172,000	215,000
TOTAL ASSETS	1,196,297	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	404,664	680,215
Accrued expenses, primarily management fees (Note 4)	884,465	1,614,654
Advances from related parties (Note 4)	538,425	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,506,745	1,406,513
Total current liabilities and total liabilities	3,634,299	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,350,355,296 issued and outstanding as of December 31,2016 and
1,581,855,296 at December 31, 2015	2,350,356	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Prepaid consulting	(1,705,659)	(3,209,032)
Common Stock receivable	(655,000)	(381,500)
Additional paid-in capital	136,102,730	127,942,191
Accumulated deficit	(137,929,021)	(128,017,132)
Cumulative exchange translation	(10,621)	(18,496)
Equity attributable to common shareholders	(1,846,215)	(2,101,113)
Non-Controlling interest	(591,787)	(513,374)
Total stockholders' deficit	(2,438,002)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,196,297	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
	$	$
Revenue	9,263	44,227

Cost of Goods Sold	4,049	—
Gross Profit	5,214	44,227

Operating Expenses
Investor relations	324,000	67,000
Professional fees	235,847	866,647
Net loss on settlement of liabilities	588,645	5,625,076
Depreciation and amortization	43,000	—
Research and development	306,326	801,500
General and administrative	7,026,897	11,702,650
Total operating expenses	8,524,715	19,062,873
Net Operating Loss	(8,519,501)	(19,018,646)

Other Income (Expense)
Interest expense, net	(472,612)	(4,555)
Impairment of goodwill	(170,689)	—
Loss on Investments	(971,500)	—
Unrealized gain (loss) on equity investee	144,000	(114,000)
Total other income (expense)	(1,470,801)	(118,555)
Net Loss	(9,990,302)	(19,137,201)
Net Loss attributable to non-controlling interest	78,413	513,374
Net Loss attributable to common shareholders	(9,911,889)	(18,623,827)
Other Comprehensive Income
Foreign exchange translation adjustment	7,875	2,503
Total other comprehensive income	7,875	2,503

Net Comprehensive Loss	(9,904,014)	(18,62l,324)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	1,999,235,077	1,278,148,706

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2014 to December 31, 2016

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Cumulative Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2014	1,032,123,906	1,032,124	1,000,000	1,000	110,256,424	(4,448,696)	(109,393,306)	—	(20,999)	(2,573,453)	—	(2,573,453)
Common stock issued for services	257,403,310	257,404			8,768,691	(6,012,368)		—		3,013,728		3,013,728
Common stock issued for settlement of liabilities and debt	185,828,080	185,828			6,120,076			—		6,305,904		6,305,904
Common stock issued for private placement	10,000,000	10,000			240,000			—		250,000		250,000
Common stock issued for deposit to acquire assets	20,000,000	20,000			385,000			—		405,000		405,000
Common stock issued for stock option exercised	76,500,000	76,500			2,172,000			(381,500)		1,867,000		1,867,000
Amortization of shares issued for services						7,252,031				7,252,031		7,252,031
Net loss for the period							(18,623,827)			(18,623,827)	(513,374)	(19,137,201)
Rounding difference							1	—		1		1
Foreign exchange translation									2,503	2,503		2,503
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,209,032)	(128,017,132)	(381,500)	(18,496)	(2,101,113)	(513,374)	(2,614,487)
Common stock issued for services	174,000,000	174,000			2,586,632	(1,616,264)		—		1.144,368		1,144,368
Common stock issued for settlement of liabilities	45,000,000	45,000			589,500			—		634,500		634,500
Common stock issued for debt conversion	250,000,000	250,000			975,407					1,225,407		1,225,407
Common stock issued for prepaid legal retainer	7,500,000	7,500			82,500			—		90,000		90,000
Stock options issued for services					1,298,500					1,298,500		1,298,500
Common stock issued for stock option exercised	292,000,000	292,000			2,628,000			(273,500)		2,646,500		2,646,500
Amortization of shares issued for services						3,119,637				3,119,637		3,119,637
Net loss for the period							(9,911,889)			(9,911,889)	(78,413)	(9,990,302)
Foreign exchange translation									7,875	7,875		7,875
Balance at December 31, 2016	2,350,355,296	2,350,356	1,000,000	1,000	136,102,730	(1,705,659)	(137,929,021)	(655,000)	(10,621)	(1,846,215)	(591,787)	(2,438,002)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015
	December 31, 2016	December 31, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,990,302)	(19,137,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	45,222	—
Interest on debt conversion	471,589	—
Amortization of Prepaid Consulting	3,119,637	—
Stock issued for services	1,144,368	10,109,010
Stock options issued for services	1,942,500	1,708,476
(Gain) / Loss on equity investee	(143,717)	115,042
(Gain) / Loss on settlement of liability	—	(75,000)
Loss on settlement of debt	588,645	5,700,076
Loss on investment	971,500
Impairment on goodwill	170,689
Foreign exchange translation adjustment	7,875	2,503
Changes in operating assets and liabilities:
Other receivables	3,366	(30,696)
Advances receivable, related parties	37,516	—
Prepaid expenses and deposits	14,756	97,626
Inventory	(83,682)	—
Accounts payable	(174,474)	602,121
Accrued expenses, primarily management fees	247,929	197,847
NET CASH USED IN OPERATING ACTIVITIES	(1,626,583)	(710,196)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	—	12,484
Property license for cultivation	(50,000)	—
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,000)	12,484
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties	—	6,000
Proceeds from notes payable to stockholders	—	130,855
Repayments of notes payable to stockholders	(55,000)	204,243
Proceeds from common stock options exercised	2,002,500	158,524
Proceeds from sale of common stock	—	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,947,500	749,622
NET INCREASE IN CASH	270,917	51,910
CASH, BEGINNING OF PERIOD	61,971	10,061
CASH, END OF PERIOD	332,888	61,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	—	9,026,096
Common stock issued for settlement of debt	45,000	6,305,904
Common stock issued for prepaid legal retainer	90,000	405,000
Common stock issued for options exercised	—	2,248,500
Note Payable to stockholders converted to common stock	250,000	—
Notes payable to stockholders settled through issuance of common stock	45,855	605,828
Notes Payable to stockholders settled through advances from related parties	20,502	—
Accrued expenses settled through issuance of notes payable to stockholder	975,407
Accrued expenses settled through advance from related party	2,711	—
Accounts payable paid through note payable, stockholder	—	130,855
Accounts payable settled through advances from related parties	101,077	—
Debt Discount on notes payable to stockholders	975,407	—

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On May 7, 2009 the Company common shares commenced trading under the new stock symbol OTC Pink: CBIS.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended December 31, 2016 and 2015, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

E.  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

H. Fair Value Measurements

Under ASC Topic 820, Fair Value Measurement, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments (see Note 3).  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company identified impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2016.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five years.

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

The Company recorded $170,689 impairment loss on goodwill for the year ended December 31, 2016 and $0 for the year ended December 31, 2015.

J. Research and Development Expenses

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.  No identifiable intangible assets have been recorded as of December 31, 2016.

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

The Company is working with its accountants to prepare and file overdue federal tax returns for 2008 through 2016, which are anticipated to be completed and filed in fiscal 2017.

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

O. Recent Accounting Pronouncements

During the year ended December 31, 2016 and through April 13, 2017, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $137,929,021 and had a stockholders’ deficit of $2,438,002 at December 31, 2016.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At December 31, 2016, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at December 31, 2016.

Equity method investment: Trading securities valued at the closing price of Endocan Corporation shares held by the Company at year end.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2016 and 2015.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Equity method investment	43,500	$—	—	$43,500
Total assets as of December 31, 2015	43,500	$—	—	$43,500

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Equity method investment	187,500	$—	—	$187,500
Total assets as of December 31, 2016	187,500	$—	—	$187,500

4.  RELATED PARTY TRANSACTIONS

At December 31, 2016, a total of $52,500 (December 31, 2015: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At December 31, 2016, a total of $101,882 (December 31, 2015: $61,902) in loans payable was due to Interstate 101, a shareholder of the Company, with no interest and no security. The loan originated between April 1, 2015 and August 19, 2016 for various expenses of the Company.

At December 31 2016, total of $3,165 (December 31, 2015: $3,165) in loans payable was due to Castor Management Services, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

At December 31, 2016, the Company owes $11,871 (December 31, 2015: $0) to Crown Baus Capital Corp., which advanced a total of $11,871 for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

At December 31, 2016, a total of $191,344 (December 31, 2015: $191,344) in loans payable was due to Bogat Family Trust, Raymond Dabney the Company’s Director and President/CEO as trustee.

At December 31, 2016, $93,885 (December 31, 2015: $66,847) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At December 31, 2016, $447 (December 31, 2015: $447) was due to Robert Melamede, former CEO.

At December 31, 2016, a total of $23,377 (December 31, 2015: $0) in loans payable was due to Drue Young, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from January 11, 2016 to December 31, 2016 for expenses of the Company.

At December 31, 2016, a total of $20,502 (December 31, 2015: $20,502) in loans payable was due to Intrinsic Venture Corp., a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from April 22, 2011 to December 31, 2014.

At December 31, 2016, the Company held 7,500,000 common shares in Omnicanna Health Solutions, Inc. (formerly Endocan Corporation) (OTCBB: ENDO) (“Omnicanna”) representing approximately 2.89% of the issued and outstanding shares of Omnicanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the dupetit Natural Products GmbH joint-venture operating agreement to Omnicanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to Omnicanna under an Asset Purchase Agreement.  The value of the shares at December 31, 2016 and December 31, 2015 was determined to be $0.025 and $0.0058 per share or $187,500 and $43,500 respectively.

On November 5, 2014, the Company transitioned to equity method investee account for the Omnicanna shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2016, the Company recorded unrealized gain of $144,000 on the equity method investee account and an impairment of $114,000 for the year ended December 31, 2015 in relation to the shares.  Benjamin Tam, CFO and director of the Company and Robert Kane, COO and director of the Company are also the CFO and director and COO and director of Omnicanna.  Raymond Dabney, CEO has 10.78% equity interest in Omniccanna Health Solutions, Inc. as of December 31, 2016.

For the year ended December 31, 2016, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Raymond Dabney [1]	President & CEO	$193,842
Benjamin Tam	CFO and Secretary	113,000
Robert Kane	COO	245,380
Dr. Allen Herman	Chief Medical Officer	70,500
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	260,000
Mario Lap	Director	215,380
Alfredo Dupetit-Bernardi.	President & CEO of CBIS Europe GmbH	51,000
Chad S. Johnson, Esq.	Former COO and General Counsel to Sept. 14, 2016	215,380
		$1,364,482

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

Notes payable to Intrinsic Venture Corp. (“IVC”) totaled $0 and $0 at December 31, 2016 and 2015, respectively.  On July 1, 2014, IVC assigned a total of $251,371 promissory notes payable by the Company to Intrinsic Capital Corp.  On October 1, 2014, IVC assigned a total of $420,000 promissory notes payable by the Company to Intrinsic Capital Corp.  On November 1, 2014, IVC assigned a total of $1,108,896 promissory notes to Embella Holdings Ltd.  Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at December 31, 2016 and 2015, respectively.  As of December 31, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at December 31, 2016 and 2015, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of December 31, 2016, a total of $1,506,745 (December 31, 2015: $1,406,513) of notes payable are due to stockholders that are non-interest bearing and are due 12 or 24 months from the date of issue and loan origination beginning on January 31, 2012 through June 30, 2016. $1,340,156 of the Promissory notes were in default as of December 31, 2016. All promissory notes are unsecured.

On February 7, 2016, the Company settled the balance of $45,855 promissory note owed to Stacey R. Lewis since March 21, 2015 and issued 45,000,000 shares of common stock pursuant to a debt settlement agreement with a fair market value of $634,500.

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at December 31, 2016 and December 31, 2015, respectively.  As of December 31, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Promissory Note as of December 31, 2016 was $670,407 (December 31, 2015: $0). In 2016, the Company recorded $471,589 as interest for the amortization, conversion and payment.

6.  INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $30,028,366 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2016 and 2015, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $88,500,000 and $78,500,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2035 for federal tax purposes and 2020 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2016 and 2015.

	2016	2015
Deferred tax assets:
NOL expense (benefit)	$(29,990,159)	$(26,699,209)
Add: timing difference on unrealized losses	(38,208)
Total NOL expense (benefit)	(30,028,366)	(26,699,209)
Less: valuation allowance	30,028,366	26,699,209
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
Income tax expense (benefit) at
statutory federal rate	(3,329,157)	34%	(6,331,250)	34%
Increase in valuation allowance	3,329,157	-34%	6,331,250	-34%
Income tax expense (benefit) at
Company's effective tax rate	—	0%	—	0%

7.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,355,355,296 and 1,581,855,296 issued and outstanding as of December 31, 2016 and 2015, respectively.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of December 31, 2016 and 2015.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of December 31, 2016 and 2015.

On February 9, 2012, the Company established a 2012 Equity Compensation Plan that authorizes the Company to issue up to 50,000,000 common shares to staff or consultants for services to or on behalf of the Company.  The Company filed a Registration Statement Form S-8 with the U.S. Securities and Exchange Commission on February 14, 2012, file no. 333-179501, to register the shares covered under the plan.  As of December 31, 2016, the Company has issued 47,250,000 common shares as compensation under the plan to various executives and consultants of the Company.

On April 28, 2014, the Company filed a Form S-8 (file no. 333-195510) registering 6,500,000 common shares under a 2014 Stock Compensation Plan A.  As of December 31, 2016, the Company has issued 6,000,000 common shares as compensation under the plan to various executives and consultants of the Company.

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

On September 22, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its common authorized from 850,000,000 to 1,500,000,000 shares.  The number of authorized shares of common stock increased from 850,000,000 to 1,500,000,000.

On October 10, 2014, the Company filed a Form S-8 (file no. 333-199251) registering 6,500,000 common shares under a 2014 Stock Compensation Plan B.  As of December 31, 2016, the Company has issued 6,000,000 common shares as compensation under the plan to various executives and consultants of the Company.

On December 5, 2014, the Company filed a Form S-8 (file no. 333-200747) registering 50,000,000 common shares under a 2014 Stock Compensation Plan C.  As of December 31, 2014, the Company has issued 39,960,310 common shares as compensation under the plan to various executives and consultants of the Company.

On March 25, 2015, the Company filed a Form S-8 (file no. 333-202982) registering 50,000,000 common shares under a 2015 Stock Compensation Plan. As of December 31, 2016, the Company has issued 46,448,000 common shares as compensation under the plan to various executives and consultants of the Company.

On August 18, 2015, the Company filed a Form S-8 (file no. 333-206443) registering 50,000,000 common shares and 100,000,000 incentive stock options or Non-Statutory Stock Options under a 2015 Equity Award Plan. As of December 31, 2016, the Company has issued 48,000,000 common shares as compensation and has issued 2,500,000 Incentive Stock Options exercisable at $0.04 a share and 97,500,000 Non-Statutory Stock Options exercisable at $0.01 a share under the plan to various consultants and managements of the Company and 97,500,000 Non-Statutory Stock Options have been exercised at $0.01 a share.

During the year ended December 31, 2016, the Company issued the following common stock:

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the fiscal year ended December 31, 2016, the Company issued stock pursuant to consulting agreements with several parties as follows:

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

On July 26, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock to a consultant with a fair market value of $69,000 for bonus and services under July 4, 2016 Consulting Management Agreement.

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

On October 9, 2016, the Company entered a Consulting Agreement with a Consultant to issue 1,000,000 shares of R144 restricted common stock with a fair market value of $19,900 for services under the Consulting Agreement. The shares were issued on January 19 2017.

On October 21, 2016, the Company entered a Consulting Agreement with a Consultant to issue 15,000,000 of S-8 registered free trading common stock under 2016 Equity Award Plan B with a fair market value of $855,000 for services under the Consulting Agreement. The shares were issued on January 27, 2017.

During the year ended December 31, 2016, the Company issued stock pursuant to debt settlement agreements as follows:

On February 7, 2016, the Company entered a partial debt settlement agreement with Stacey R. Lewis to retire $45,855 of the $75,044 in promissory notes originated on March 21, 2015 and issued 45,000,000 shares of common stock to partially settle the debt for a loss on settlement of $588,645.

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

During the year ended December 31, 2016, the Company issued stock pursuant to amendment to a property license agreement as follow:

On January 11, 2016, the Company issued 15,500,000 shares of R144 restricted common stock to Apothecary Genetics Investments with a fair market value of $181,350 for amendment to a property license agreement on February 9, 2012.

During the year ended December 31, 2016, the Company issued 7,500,000 common stock for legal retainer services under consulting agreement as follows:

On August 3, 2016, the Company issued 7,500,000 shares of S-8 registered free-trading common stock to a legal advisor as retainer with a fair market value of $90,000 for legal services under July 22, 2016 Consulting Agreement.

During the year ended December 31 2016, the Company cancelled 15,500,000 common stock for purchase of a property as follow:

At the year ended December 31, 2016, the Company terminated the Amended Agreement dated January 11, 2016 with Apothecary Genetics Investments to purchase a property by issuing 15,500,000 shares of R144 restricted common stock with a fair market value of $181,350. The shares are held in escrow by the Company’s attorney and are to be returned to treasury and transfer agency for cancellation.

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

On January 20, 2016, the Company issued 10,000,000 shares S-8 registered free-trading common stock exercised under Option Agreement of the 2015 Equity Award Plan with exercise price at $0.01 and a fair market value of $117,000 to a consultant under a consultant agreement.

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

On March 22, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2015 Equity Plan with exercise price at $0.01 and a fair market value of $75,500 to a consultant under management agreement.

On February 26, 2016. the Company approved and registered under File No. 333-209786 with Securities Exchange Commission maximum 150,000,000 common stock option (whether Incentive Stock Options or Non-Statutory Stock Options) at an exercise price of $0.01 per share under the Company’s 2016 Equity Award Plan and entered 11 Non-Statutory Stock Option Agreements with certain consultants from February 22, 2016 to May 13 2016 for a total of 146,500,000 common shares as follow:

On February 24, 2016, the Company issued 25,000,000 shares S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $300,000 to a consultant under management agreement.

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

On May 13, 2016, the Company issued 5,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $75,500 to a consultant under management agreement.

On May 13, 2016, the Company issued 10,000,00 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $151,000 to Alfredo Bernardi Dupetit, President & CEO of Cannabis Science Europe GmbH.

On May 13, 2016, the Company issued 15,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $264,000 to a consultant under management agreement.

On May 13, 2016, the Company issued 10,000,000 shares of S-8 registered free-trading common stock under Option Agreement of 2016 Equity Award Plan with exercise price at $0.01 and a fair market value of $176,000 to a consultant under management agreement.

On September 27, 2016. the Company approved and registered under File No. 333-213833 with Securities Exchange Commission maximum 250,000,000 common stock option (whether Incentive Stock Options or Non-Statutory Stock Options) at prices to be set by Compensation Committee under the Company’s 2016 Equity Award Plan B and entered 11 Incentive and Non-Statutory Stock Option Agreements with certain consultants from July 4, 2016 to October 21, 2016 for a total of 117,000,000 common shares as follow:

On July 6, 2016, the Company entered an Incentive Stock Option Agreement with a management under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $145,000. The shares were exercised on July 6, 2016 and issued on January 19, 2017.

On September 27, 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Incentive Stock Option Agreement with Benjamin Tam, CFO/Secretary/Director of the Company under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 15,000,000 shares of S-8 registered free-trading common stock with a fair market value of $214,500. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Incentive Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered an Incentive Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 7, 2016.

On September 27, 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant for International Property Development under 2016 Equity Award Plan B at exercise price of $0.01 to issue 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $143,000. The shares were exercised on September 27, 2016 and issued on October 25, 2016.

On October 3 2016, the Company entered a Non-Statutory Stock Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 30,000,000 shares of S-8 registered free-trading common stock with a fair market value of $291,000. The shares were exercised on October 3, 2016 and the Company issued 15,000,000 shares on November 9, 2016 and cancelled the balance of 15,000,000 shares.

On October 4, 2016, the Company entered an Option Agreement with a consultant under 2016 Equity Award Plan B at exercise price of $0.01 to issue 2,000,000 shares of S-8 registered free-trading common stock with a fair market value of $42,000. The shares were exercised on October 4, 2016 and issued on November 9, 2016.

A summary of the status of the Company’s option grants as of December 31, 2016 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2015	4,200,000	$0.195
Granted	302,000,000	$0.010
Exercised	292,000,000	$0.010
Expired	2,500,000	$0.040

Outstanding December 31, 2016	11,700,000	$0.066

Options exercisable at December 31, 2016	11,700,000	$0.066

1,700,00 shares of these options at an exercise price of $0.17 a share do no expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane, 5,000,000 shares at an exercise price of $0.01 a share will expire on July 3, 2017, 5,000,000 shares at an exercise price of $0.01 a share will expire on September 27, 2017 and 2,500,000 shares at an exercise price of $0.04 a share expired on March 25, 2016.

The weighted average fair value at date of grant for options during year ended December 31, 2016 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.50%
Average volatility	90%
Dividend yield	0%

8.  EQUIPMENT

			Net Book Value
	Cost	Accumulated Depreciation	December 31, 2016	December 31, 2015
Equipment	$3,000	$3,000	$—	$—
Laboratory equipment	—	—	—	—
Software	5,000	5,000	—	—
Computers	5,716	5,716	—	—
	$13,716	$13,716	$—	$—

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

On November 12, 2016, the Company entered an Exclusive Master Facilitator Agreement with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on Lot 20, one (1) acre parcel of leased land located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

On December 18, 2016, the Company enter six (6) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on 13 one (1) acre parcel of leased land, Lot 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

On December 21, 2016, the Company enter two (2) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on two (2) one (1) acre parcel of leased land, Lot 6 and 21, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

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

The accounting using the equity method is in conjunction with appointment of Raymond Dabney as CEO and director of the Company on November 5, 2014, in addition to Mr. Dabney being a controlling shareholder of the Company since September 2009 and a shareholder of Omnicanna Health Solutions, Inc. (“Omnicanna”) since June 2013 in addition to three other board of directors of the Company and Omnicanna are the same.  Therefore, the Company was deemed to have significant influence and control of Omnicanna. The Company has elected to use the fair value valuation on the Equity Investee.

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,427 (based on currency converted as of December 31, 2016) in loans to Omnicanna to its equity method investee account in accordance with ASC 323.  An unrealized gain on the equity method account of $144,000 was recognized for the year ended December 31, 2016 in addition to an impairment on the equity method investee account of $114,000 was recognized for the year ended December 31, 2015 due to the non-temporary decline in the value of Omnicanna marketable securities.

11. INTANGIBLE ASSETS

	December 31, 2016	December 31, 2015
Intellectual assets, primarily intellectual property and goodwill	$830,988	$830,988
Less: Accumulated amortization	(488,299)	(445,299)
Less: Impairment of Goodwill	(170,689)	0
Total intangible assets, net	$172,000	$385,689

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

12. DEPOSITS

On November 20, 2014, the Company signed an amendment to the license agreement with Apothecary Genetics Investments LLC (“Apothecary”).  Pursuant to the amendment, the Company is acquiring all property, building, and equipment of Apothecary. The Company issued 14,500,000 R144 common stock to Apothecary with a market value of $971,500. On January 11, 2016, the Company signed a second amendment to the license agreement with Apothecary. Pursuant to the second amendment, the Company issued 15,500,000 shares of R144 restricted common stock with a fair market value of $181,350 to purchase a property located in northern California and wrote off the deposit of $971,500 as the research and development with Apothecary was unsuccessful. At the year ended December 31, 2016, the Company terminated the Amended Agreement dated January 11, 2016 due to refusal by Apothecary at end of July 2016 to transfer the northern California property to the Company unless the Company pay additional cash or shares to them. The shares in escrow are to be returned to treasury and transfer agency for cancellation.

13. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

14.  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2016, the following transactions occurred:

On January 3, 2017, the Company entered a Research Collaboration Agreement with Dana-Farber Cancer Institute, Inc. of Boston Massachusetts for a research project to develop and investigate the use of Cannabinolds to cure various caner, and investigate synergies with radiotherapy and immunotherapy. In consideration for this Agreement and performance of the Research, the Company has paid $201,656 to Dana-Farber Cancer Institute, Inc.

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with Jinvator BioMed GmbH, a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator BioMed GmbH for three hundred thousand Euros (€ 300,000).

On February 16, 2017, the Company issued 5,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $350,000 for legal and general consulting services under a consulting agreement dated January 13, 2017.

On February 16, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock to a consultant with a fair market value of $700,000 for legal and general consulting services under a consulting agreement dated January 13, 2017.

On February 16, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.05 and a fair market value of $700,000 to a consultant under a consulting agreement dated January 13, 2017.

On February 17, 2017, the Company entered an Investment Participation Agreement with Crown Baus Capital Corp., (OTC Pink: CBCA) for the rights to develop and cultivate the Company’s 100-acre leased property in Nevada. The Company will receive 10 million common shares of CBCA as payment in kind.

On February 28, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.04 and a fair market value of $815,000 to Alfredo Dupetit-Bernardi, President/CEO of Cannabis Science Europe GmbH under an Option Agreement dated January 24, 2017.

Common shares reconciliation table:
Issued and outstanding as of December 31, 2016	2,350,355,296
Pending to be issued shares include in 2014 to 2016 balances	(10,850,000)
Shares voided but not removed from Securities Transfer Corp.	300,000
Shares to be returned to treasury and cancelled	15,500,000
Subsequent event issuances	(35,000,000)
Issued and outstanding as of March 30, 2017	2,390,305,296

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the year ended December 31, 2016, our Chief Executive and Chief Financial Officer as of December 31, 2016, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2016.  Based on its evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of December 31, 2016, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE

Raymond C. Dabney	52	CEO and Director	2014
Benjamin Tam.	65	CFO, Secretary and Director	2016
Robert Kane	41	COO and Director	2013
Mario Lap	65	Director, President of European Operations	2013
Alfredo Dupetit	55	President & CEO of German Operations	2015
Dr. Allen A. Herman	62	Chief Medical Officer	2015
Dr. Roscoe M. Moore, Jr.	63	Chair of Scientific Advisory Board	2015

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

Benjamin Tam joined the Company since September 14, 2016 and continue to serve as Director, CFO and Secretary until his duly elected successor is appointed or he resigns. He is a member of Chartered Professional Accountants (CPA) / Certified General Accountant (CGA) and obtained his CGA through University of British Columbia. He also holds a diploma of Business Administration from Lethbridge Community College, Alberta.

Mr. Robert Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as CFO of Cannabis Science since November 2013 to September 14, 2016, then he resigned as CFO and accepted a position as COO from September 14, 2016 and vice president of investor relations since September 2011.

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

Alfredo Dupetit rejoined the Company since September 1, 2015 as President & CEO of Cannabis Science GmbH, a 90% controlling interest of the Company and 10% owned by Dupetit Natural Products GmbH, responsible for international product development. He has been dedicated to breeding, production and extraction of cannabinoids since 1996 as flavoring agent through his company, LUCUS SRL in Uruguay. He found Dupetit Natural Products GmbH since January 2014 and specialize in legal cannabis extracts, CBDA, CBD, Dronabinal, CBN, CBDV, THCV, greenhouse technology, lighting, fertilizing, harvesting, drying, curing and packing of cannabis under GAP and GMP control.

We have no audit committee.  The Company has a compensation committee consisting of two directors, Raymond C. Dabney, CEO and Benjamin Tam, CFO.

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

Mario Lap, director and director and officer of EU subsidiaries did not file required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016. The Company has instructed Mr. Lap to file the required reports and Mr. Lap has assured the Company that he is working with his attorney to file the required reports.

To our knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2016, all other Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2016, the Company accrued a total of $1,667,800 in executive and prepaid stock compensation that includes $303,318 paid for management fees and salaries. 1  The table below shows the compensation split:

	Cash / Accrued	Stock	Total
	Compensation	Issuances	Compensation

Raymond Dabney	$225,000	$193,842	$418,842
Benjamin Tam	—	113,000	113,000
Robert Kane[1]	15,000	245,380	260,380
Dr. Allen Herman	—	70,500	70,500
Dr. Roscoe Moore	—	260,000	260,000
Mario Lap[1]		215,380	215,380
Alfredo Dupetit	18,318	51,000	69,318
Chad S. Johnson *	45,000	215,380	260,380
	$303,318	$1,364,482	$1,667,800

1	Including amounts paid through officer and director controlled management companies.

*	former director and COO

Employment Agreements

Currently, the Company has management agreements with Raymond C. Dabney, CEO; Benjamin Tam, CFO; Robert Kane, COO; Dr. Allen Herman, Chief Medical Officer; Dr. Roscoe M. Moore, Jr., Chair of Scientific Advisory Board; Mario Lap, Director and director and office of European subsidiaries; Alfredo Dupetit, President & CEO of Cannabis Science Europe GmbH; and Bogat Family Trust, Raymond C. Dabney, trustee.

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

NAME AND ADDRESS	NUMBER OF SHARES OWNED BENEFICIALLY	PERCENT OF SHARES OWNED
Raymond C. Dabney 900 – 555 Burrard St. Vancouver, BC V7X 1M8 Canada	292,726,000	12.25%
Bogat Family Trust (1) Suite 530-650 41st Ave W Vancouver, BC V5Z 2M9 Canada	46,926,333	1.96%
Pacific One Financial Services Limited (1) 369 Queen Street. Level 4, Auckland Central, Auckland, 1010, NZ	5,000,000	0.21%
Benjamin Tam (2) 8820 Rosehill Dr. Richmond, BC V7A 2K3 Canada	5,000,000	0.21%
Robert Kane (2) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	14,436,485	0.60%
Mario Lap (2) Koninginneweg 189 1075 CP Amsterdam, The Netherlands	26,000,000	1.09%
Alfredo Dupetit Hauptstrasse 41 D-63930 Neunkirchen Richelbach, Germany	10,000,000	0.42%
Dr. Allen Herman (2) 1455 Crestridge Drive Silver Spring, Maryland 20910	15,000,000	0.63%
Dr. Roscoe M. Moore, Jr. (2) 14315 Arctic Avenue Rockville, Maryland 20853	10,000,000	0.42%
Chad S. Johnson (3) 6946 N Academy Blvd Suite B #254 Colorado Springs, CO 80918	17,420,323	0.73%
ALL DIRECTORS AND EXECUTIVE OFFICERS	442,509,141	18.51%*

*Based on 2,390,305,296 issued and outstanding common stock as of March 15, 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year the following transactions occurred between the Company and certain related parties:

At December 31, 2016, a total of $191,344 (December 31, 2015: $191,344) was due to Bogat Family Trust (“Bogat”), Raymond Dabney the Company’s CEO and director as trustee.  $447 (December 31, 2015: $447) officer advance was due to the Company’s former President, Robert Melamede.  $93,885 is due to MJR BV owned by Mario Lap a Company director and director and officer of EU subsidiaries.  The amounts due are non-interest bearing, unsecured and have no specified terms of repayment.

Dr. Melamede, former CEO, also performs management services to the Company under Management Consulting Agreements signed on February 9, 2012, January 1, 2013, and May 20, 2014.  For the year ended December 31, 2016 and December 31, 2015, $0 and $8,643 were expensed for services under the Agreements.

Bogat Family Trust, Raymond Dabney trustee, and Raymond Dabney, CEO perform management services to the Company under Management Agreements signed on January 1, 2013 and February 9, 2012, respectively.  Mr. Dabney signed a new 5-year Management Agreement on November 5, 2014 in conjunction with his appointment as CEO and director. For the year ended December 31, 2016 and December 31, 2015, $418,842 and $752,036 were expensed for services under the Agreements.

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

Former CEO and director Dorothy Bray, Ph.D. signed a new consulting agreement on November 5, 2014 to continue providing scientific consulting services to the Company till end of December 2016.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2016 was $34,200 and in 2015 was $28,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were approximately $56,547.

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

(3)	Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit	Document	Filed
No.	Description	Herewith
10.1	Management Agreement	X
10.2	Management Agreement	X
10.3	Management Agreement	X
10.4	Management Agreement	X
10.5	Management Agreement	X
10.6	Management Agreement	X
10.7	Management Agreement	X
10.8	Management Agreement	X
10.9	Management Agreement	X
10.10	Management Agreement	X
10.11	Management Agreement	X
10.12	Management Agreement	X
10.13	Management Agreement	X
10.14	Consulting Agreement	X
10.15	Consulting Agreement	X
10.16	Consulting Agreement	X
10.17	Debt Settlement Agreement	X
10.18	Debt Settlement Agreement	X
10.19	Legal Services Agreement	X
10.20	Option Agreement	X
10.21	Option Agreement	X
10.22	Option Agreement	X
10.23	Option Agreement	X
10.24	Option Agreement	X
10.25	Option Agreement	X
10.26	Option Agreement	X
10.27	Option Agreement	X
10.28	Option Agreement	X
10.29	Option Agreement	X
10.30	Option Agreement	X
10.31	Option Agreement	X
10.32	Option Agreement	X
10.33	Option Agreement	X
10.34	Option Agreement	X
10.35	Option Agreement	X
10.36	Option Agreement	X
10.37	Option Agreement	X
10.38	Option Agreement	X
10.39	Option Agreement	X
10.40	Option Agreement	X
10.41	Option Agreement	X

Exhibit	Document	Filed
No.	Description	Herewith
10.42	Option Agreement	X
10.43	Option Agreement	X
10.44	Property JV Agreement	X
10.45	Property Master Facilitator Agreement	X
10.46	Property Master Facilitator Agreement	X
10.47	Property Master Facilitator Agreement	X
10.48	Property Master Facilitator Agreement	X
10.49	Property Master Facilitator Agreement	X
10.50	Property Master Facilitator Agreement	X
10.51	Property Master Facilitator Agreement	X
10.52	Property Master Facilitator Agreement	X
10.53	Property Master Facilitator Agreement	X
10.54	Property Master Facilitator Agreement	X
10.55	Research and Development Agreement	X
31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc

By: /s/ Raymond C. Dabney
Raymond C. Dabney, Chief Executive Officer, Director
Date: April 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Dabney	Chief Executive Officer and Director	April 13, 2017
Raymond C. Dabney

/s/ Benjamin Tam	Chief Financial Officer and Director	April 13, 2017
Benjamin Tam

