Form 10-K/A
period 2016-12-31
CANNABIS SCIENCE, INC.
filed 2017-08-11
CIK 1024626

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

Large accelerated filer ¨     Accelerated filer  ¨    Non-accelerated filer  ¨      Smaller reporting company þ  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ¨ No þ

As of September 30, 2016, which was the last business day of the registrant’s most recent third fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $30,623,608 based on the closing sale price of $0.0162 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at July 14, 2017: 2,466,805,296
Number of common shares outstanding at December 31, 2016: 2,350,355,296

Number of Class A common shares outstanding at July 14, 2017: 0

EXPLANATORY NOTE

This Amendment No. 1 of Form 10-K/A for the year ended December 31, 2016, amends in its entirety the Annual Report on Form 10-K/A that was originally filed on April 17, 2017, to reflect a restatement of the Company's financial statements for the year ended December 31, 2016 (the "2016 Financial Statements"). The restatement corrects financial statement errors that arouse from the Company's oversight to account for payments made by Royalty Management Services Corp. ("RMS") on its behalf. The errors occurred during the last quarter of 2016 and first four months of 2017 and their effect is summarized below.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued 2016 Financial Statements are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Other receivables	36,000	1	36,001
Prepaid expenses and deposits held with RMS	231,994	576,520	808,514
Property Farming Rights	47,778	703,948	751,726
Accounts payable	404,664	451,605	856,269
Notes payable	—	177,698	177,698
Additional paid-in capital	136,102,730	860,790	136,963,520
Accumulated deficit	(137,929,021)	(208,750)	(138,137,771)
Cumulative exchange translation	(10,621)	(874)	(11,495)

Selected Consolidated Statements of Operations and Comprehensive Income (Loss)

	Previously Reported	Increase (Decrease)	Restated
General and administrative	7,026,897	31,052	7,057,949
Interest expense, net	472,612	177,698	650,310
Net Loss	(9,990,302)	(208,750)	(10,199,052)
Net Loss attributable to common shareholders	(9,911,889)	(208,750)	(10,120,639)
Foreign exchange translation adjustment	7,875	(874)	7,001
Net Comprehensive Loss	(9,904,014)	(209,624)	(10,113,638)
Basic and diluted net loss per common share	0.00	(0.01)	(0.01)

Selected Consolidated Statement of Cash Flows for the year ended December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Net loss	(9,990,302)	(208,750)	(10,199,052)
Depreciation and Amortization	45,222	1,052	46,274
Interest on debt conversion	471,589	177,698	649,287
Foreign exchange translation adjustment	7,865	(874)	7,001
Prepaid expenses and deposits held with RMS	14,756	576,521	(561,765)
Property farming rights	(50,000)	(675,000)	(725,000)
Accounts payable	(174,474)	1,315,210	1,140,736
Advances from related parties	37,516	(40,331)	(2,815)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,626,583)	(6,661)	(1,683,244)
Proceeds from advance receivable, related parties	—	(12,484)	(12,484)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,000)	(12,484)	(12,484)
Repayment of notes payable to stockholders	(55,000)	19,145	(35,855)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,947,500	19,145	1,966,645
Accounts payable settled through note payable	975,407	860,790	1,836,197

The restatement relates to unrecorded management fees due to RMS and payments made by RMS on behalf of the Company. The following is a description of the transactions underlying the restatements:

1.	The Company’s issued a $710,790 and a $150,000 convertible promissory note to RMS, on October 1, 2016 and December 31, 2016, respectively, for unpaid management fees under a contract with RMS.

2.	RMS made payments and incurred obligations on behalf of the Company which were reimbursable to RMS and represented obligations of the Company. These payments and obligations, not previously recognized are as follows:

•	Four payments to consultants for services totaling $30,000 that should have been recognized in operating expenses
•	Three payments for accounts payable totaling $23,476
•	Nine payments totaling $185,000 to property owners of Washoe Tribal Allotments in Douglas County, Nevada, representing partial payment of Property Farming Rights totaling $640,000 and covering 16 Acres at a rate of $40,000 per acre. The balance owing to the Washoe Tribal members of $455,000 should have been included in accounts payable
•	Three payments totaling $65,000 to the Family Tribal Allotments of the Winnemucca Tribe of Humbolt County, Nevada for cultivation working capital related to 320 acres of land that should have been included in accounts payable

The convertible promissory notes shown in 1 above are convertible to the common shares of the Company at $0.001 a share within one-year or other mutually agreed upon price. These notes should have been recorded based on the maximum capped amount on the $860,790 face value of the promissory notes as per ASC 470-20-25, as additional paid-in capital with recognition of a like amount of prepaid interest discount offset against the note balance.

Recognition of the convertible promissory notes required the recording the amortization of the related discount of $177,698 for the three months ended December 31, 2016 as interest expense and recognition of the property license fees required the recording the related amortization of $1,052 from the date of the agreements.

The net result is an increase of General and Administrative expenses of $31,052, an increase of Depreciation and Amortization of $1,052, an increase of Interest Expense of $177,698 for a total increase in the Net Loss of $208,750. The total impact on the balance sheet was a $576,521 in Receivables, a $703,948 net increase in Property Farming Rights, a $451,605 net increase in Accounts Payable, a $177,698 net increase in Notes Payable, a $860,790 increase in Additional Paid-in Capital, a $208,750 increase in Accumulated Deficits, and a $874 increase in Cumulative exchange translation from the 10-K filed on April 17, 2017.

In addition to the restatement of financial information discussed above, the Statement of Cash Flows required reclassification of both years of 2016 and 2015 to present effect of exchange rate changes on cash on its own section. Furthermore, report No other changes have been made to the 10-K, and this Amendment has been updated to reflect events occurring subsequent to the filing of the 10-K in the Subsequent Events under Note 16.

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

Risk related to Liquidity and Capital Resources: Although our financial statements have been prepared on a going concern basis, we must raise additional capital before September 30, 2017 to fund our operations in order to continue as a going concern.

Turner, Stone & Company, L.L.P., our independent registered public accounting firm for the fiscal year ended December 31, 2016, has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompany consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities needs through September 30, 2017. In order to have sufficient cash to fund our operations beyond September 30, 2017, we will need to raise additional equity or debt capital by September 30, 2017 in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of December 31, 2016, we had approximately 1.53 billion shares of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. Further, we may from time to time make an offer to our debtors or consultants to exchange their outstanding debts or services for shares of our common stock. Any future issuance of common shares will have a further dilutive effect on our existing stockholders and could result in a decrease in our stock prices.

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

 Results of Operations

Limited Revenues

During the fiscal year ended December 31, 2016 we generated license revenues of $443 and sales of $8,820 from the operation of Equi-Pharm compared to $0 in license revenue and $44,227 in educational and consulting revenues for the year ended December 31, 2015.  As of December 31, 2016, we had an accumulated deficit of $138,137,771.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

Our net loss decreased from $19,137,201 for the fiscal year ended December 31, 2015 to $10,199,052 for the fiscal year ended December 31, 2016 representing a decrease of $8,938,149.  For the fiscal year ended December 31, 2016, our net loss per share was $0.01 based on weighted average of 1,999,235,077 shares, compared to a net loss per share of $0.01 per share based on weighted average of 1,278,148,706 shares for the fiscal year ended December 31, 2015.

Expenses

Total operating expenses decreased from $19,062,873 for the fiscal year ended December 31, 2015 to $8,555,767 for the fiscal year ended December 31, 2016 representing a decrease of $10,507,106.

Our research and development expenses decreased from $801,500 for the fiscal year ended December 31, 2015 to $306,326 for the fiscal year ended December 31, 2016 representing a decrease of $495,174.

Our professional fees decreased by $630,800 to $235,847 for the fiscal year ended December 31, 2016 compared to $866,647 for the fiscal year ended December 31, 2015.  This decrease was due to decreased legal services under agreements.

Our interest expense increased from $4,555 for the year ended December 31 2015 to $650,310 in 2016. This increase was due to $471,589 amortization of intrinsic interest on a two-year convertible promissory note originated on August 9, 2016 in the amount of $975,407 owing to Mr. Raymond C. Dabney, President and CEO of the Company and $177,698 amortization of intrinsic interest on a one year convertible promissory note originated on October 1, 2016 in the amount of $710,790 owing to Royalty Management Services Corp.

The loss on settlement of liabilities decreased from $5,625,076 for the year ended December 31, 2015 to $588,645 in 2016.  This decrease was due to decreased settlement of liabilities through stock and resulting losses on the settlements. Our general and administrative expenses decreased by $4,644,701 from $11,702,650 for the fiscal year ended December 31, 2015 to $7,057,949 for fiscal year ended December 31, 2016.  The decrease in general and administrative expenses was mainly due to an decrease in management and consulting fees relating to stock issued pursuant to agreements with management and consultants of the Company.  Other general and administrative expenses consist of advertising, office supplies, transfer agent costs, travel expenses, rent, communication expenses (cellular, internet, fax, and telephone), office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of December 31, 2016, our current assets totaled $1,280,396 which was comprised of $332,888 in cash and cash equivalents, $36,001 in other receivables, $102,993 in inventory and $808,514 in prepaid expenses and deposits. As of December 31, 2016, we had $751,726 in Property farming rights, $272,644 in Equity method investee, $172,000 in Intangibles for Trademarks, License and Franchise options and total assets of $2,476,766. As of December 31, 2016, we had a working capital deficit of $2,983,206.

Our net loss of $10,199,052 for the year ended December 31, 2016 was mostly attributable to stock options exercised and issuance of common stocks for services.  We expect to incur moderate losses over the next year as we will start generating more revenues in 2017.  During the fiscal year ended December 31, 2016 our cash position increased by $270,917.

During the year ended December 31, 2016, we received net cash of $1,966,645 from financing activities compared to $749,622 for the same period in 2015.  We used net cash of $1,683,244 in operating activities for the fiscal year ended December 31, 2016 compared to $710,196 for the same period in 2015.  And we used net cash of $12,484 in investing activities for the fiscal year ended December 31, 2016 compared to net cash provided of $12,484 for the same period in 2015.

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

On November 12, 2016, the Company entered an Exclusive Master Facilitator Agreement with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on Lot 20, one (1) acre parcel of leased land located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years. On December 21, 2016, the Company paid $40,000 to the property owner under the agreement for the one (1) acre of land.

On December 18, 2016, the Company enter six (6) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on 13 one (1) acre parcel of leased land, Lot 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years. On December 23, 2016, the Company paid $100,000 to the property owner members under the agreements and recorded the unpaid balance of $420,000 in accounts payable.

On December 21, 2016, the Company enter two (2) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on two (2) one (1) acre parcel of leased land, Lot 6 and 21, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years. On December 23, 2016, the Company paid a total of $45,000 to the two property owners under the agreements and recorded the unpaid balance of $35,000 in accounts payable.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cannabis Science, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Cannabis Science, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Science, Inc. and its subsidiaries as of December 31, 2016 and 2015, the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the 2016 financial statements have been restated to correct a misstatement.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

August 10, 2017

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
	$	$
ASSETS
Current Assets
Cash	332,888	61,971
Other receivables	36,001	39,366
Prepaid expenses and deposits held with RMS (Note 13)	808,514	156,750
Loans receivable, related party	—	37,516
Inventory	102,993	19,311
Total current assets	1,280,396	314,914

Property Farming Rights (Note 10)	751,726	—
Deposits (Note 13)	—	971,500
Equity method investee (Note 11)	272,644	128,927
Goodwill (Note 1 and 12)	—	170,689
Intangibles, net of accumulated amortization (Note 12)	172,000	215,000
TOTAL ASSETS	2,476,766	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	856,269	680,215
Accrued expenses, primarily management fees (Note 5)	884,465	1,614,654
Advances from related parties (Note 5)	538,425	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,506,745	1,406,513
Notes payable (Note 6)	177,698	—
Total current liabilities and total liabilities	4,263,602	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,350,355,296 issued and outstanding as of December 31,2016 and
1,581,855,296 at December 31, 2015	2,350,356	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Prepaid consulting	(1,705,659)	(3,209,032)
Common Stock receivable	(655,000)	(381,500)
Additional paid-in capital	136,963,520	127,942,191
Accumulated deficit	(138,137,771)	(128,017,132)
Cumulative exchange translation	(11,495)	(18,496)
Equity attributable to common shareholders	(1,195.049)	(2,101,113)
Non-Controlling interest	(591,787)	(513,374)
Total stockholders' deficit	(1,786,836)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,476,766	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
	$	$
Revenue	9,263	44,227

Cost of Goods Sold	4,049	—
Gross Profit	5,214	44,227

Operating Expenses
Investor relations	324,000	67,000
Professional fees	235,847	866,647
Net loss on settlement of liabilities	588,645	5,625,076
Depreciation and amortization	43,000	—
Research and development	306,326	801,500
General and administrative	7,057,949	11,702,650
Impairment of goodwill	170,689	—
Total operating expenses	8,726,456	19,062,873
Net Operating Loss	(8,721,242)	(19,018,646)

Other Income (Expense)
Interest expense, net	(650,310)	(4,555)
Loss on Investments	(971,500)	—
Unrealized gain (loss) on equity investee	144,000	(114,000)
Total other income (expense)	(1,477,810)	(118,555)
Net Loss	(10,199,052)	(19,137,201)
Net Loss attributable to non-controlling interest	78,413	513,374
Net Loss attributable to common shareholders	(10,120,639)	(18,621,324
Other Comprehensive Income
Foreign exchange translation adjustment	7,001	2,503
Total other comprehensive income	7,001	2,503

Net Comprehensive Loss	(10,113,638)	(18,621,324)

Net loss per common share
- Basic and diluted	$(0.01)	(0.01)

Weighted average number of common shares outstanding	1,999,235,077	1,278,148,706

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM December 31, 2014 to December 31, 2016

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Cumulative Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2014	1,032,123,906	1,032,124	1,000,000	1,000	110,256,424	(4,448,696)	(109,393,306)	—	(20,999)	(2,573,453)	—	(2,573,453)
Common stock issued for services	257,403,310	257,404			8,768,691	(6,012,367)		—		3,013,728		3,013,728
Common stock issued for settlement of liabilities and debt	185,828,080	185,828			6,120,076			—		6,305,904		6,305,904
Common stock issued for private placement	10,000,000	10,000			240,000			—		250,000		250,000
Common stock issued for deposit to acquire assets	20,000,000	20,000			385,000			—		405,000		405,000
Common stock issued for stock option exercised	76,500,000	76,500			2,172,000			(381,500)		1,867,000		1,867,000
Amortization of shares issued for services						7,252,031				7,252,031		7,252,031
Net loss for the period							(18,623,827)			(18,623,827)	(513,374)	(19,137,201)
Rounding difference							1	—		1		1
Foreign exchange translation									2,503	2,503		2,503
Balance at December 31, 2015	1,581,855,296	1,581,856	1,000,000	1,000	127,942,191	(3,209,032)	(128,017,132)	(381,500)	(18,496)	(2,101,113)	(513,374)	(2,614,487)
Common stock issued for services	174,000,000	174,000			2,586,632	(1,616,264)		—		1.144,368		1,144,368
Common stock issued for settlement of liabilities	45,000,000	45,000			589,500			—		634,500		634,500
Common stock issued for debt conversion	250,000,000	250,000			975,407					1,225,407		1,225,407
Common stock issued for prepaid legal retainer	7,500,000	7,500			82,500			—		90,000		90,000
Stock options issued for services					1,298,500					1,298,500		1,298,500
Common stock issued for stock option exercised	292,000,000	292,000			2,628,000			(273,500)		2,646,500		2,646,500
Intrinsic interest on convertible promissory notes					860,790					860,790		860,790
Amortization of shares issued for services						3,119,637				3,119,637		3,119,637
Net loss for the period							(10,120,639)			(10,120,639)	(78,413)	(10,199,052)
Foreign exchange translation									7,001	7,001		7,001
Balance at December 31, 2016	2,350,355,296	2,350,356	1,000,000	1,000	136,963,520	(1,705,659)	(138,137,771)	(655,000)	(11,495)	(1,195,049)	(591,787)	(1,786,836)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015
	December 31, 2016	December 31, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,199,052)	(19,137,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	46,274	—
Interest on debt conversion	649,287	—
Amortization of Prepaid Consulting	3,119,637	—
Stock issued for services	1,144,368	10,109,010
Stock options issued for services	1,942,500	1,708,476
(Gain) / Loss on equity investee	(143,717)	115,042
(Gain) / Loss on settlement of liability	—	(75,000)
Loss on settlement of debt	589,500	5,700,076
Loss on investment	971,500	—
Impairment on goodwill	170,689	—
Changes in operating assets and liabilities:
Other receivables	3,366	(30,696)
Advances receivable, related parties	(2,815)	—
Prepaid expenses and deposits	(561,765)	97,626
Inventory	(83,682)	—
Property farming rights	(725,000)	—
Accounts payable	1,140,736	602,121
Accrued expenses, primarily management fees	247,929	197,847
NET CASH USED IN OPERATING ACTIVITIES	(1,690,245)	(712,699)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	(12,484)	12,484
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,484)	12,484
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties	—	6,000
Proceeds from notes payable to stockholders	—	130,855
Repayments of notes payable to stockholders	(35,855)	204,243
Proceeds from common stock options exercised	2,002,500	158,524
Proceeds from sale of common stock	—	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,966,645	749,622

Effect on exchange rate changes on cash	7,001	2,503

NET INCREASE IN CASH	270,917	51,910
CASH, BEGINNING OF PERIOD	61,971	10,061
CASH, END OF PERIOD	332,888	61,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	—	9,026,096
Common stock issued for settlement of debt	45,000	6,305,904
Common stock issued for prepaid legal retainer	90,000	405,000
Common stock issued for options exercised	—	2,248,500
Loans receivable, related party settled through purchase of property farming rights	30,000	—
Note Payable to stockholders converted to common stock	250,000	—
Notes payable to stockholders settled through issuance of common stock	—	605,828
Notes Payable to stockholders settled through advances from related parties	20,502	—
Notes Payable to stockholders settled through reclassification of loan receivable	20,000	—
Accrued expenses settled through issuance of notes payable to stockholder	975,407	—
Accrued expenses settled through advance from related party	2,711	—
Accounts payable paid through note payable, stockholder	—	130,855
Accounts payable settled through advances from related parties	103,892	—
Accounts payable settled through note payable	860,790	—
Debt discount on convertible notes	1,836,197	—

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $138,137,771 and had a stockholders’ deficit of $1,786,836 at December 31, 2016.

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

3. RESTATEMENT AND RECLASSIFICATION

Restatement of Financial Statements for the year ended December 31, 2016

The Company is restating its financial statements for the year ended December 31, 2016 (the “2016 Financial Statements”) to correct various account balances, and the restatement corrects financial statement errors that arose from the Company’s oversight to account for payments made by Royalty Management Services Corp. (“RMS”) on its behalf. The errors occurred during the last quarter of 2016 and first four months of 2017 and their effect is summarized below.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued 2016 Financial Statements are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Other receivables	36,000	1	36,001
Prepaid expenses and deposits held with RMS	231,994	576,520	808,514
Property Farming Rights	47,778	703,948	751,726
Accounts payable	404,664	451,605	856,269
Notes payable	—	177,698	177,698
Additional paid-in capital	136,102,730	860,790	136,963,520
Accumulated deficit	(137,929,021)	(208,750)	(138,137,771)
Cumulative exchange translation	(10,621)	(874)	(11,495)

Selected Consolidated Statements of Operations and Comprehensive Income (Loss)

	Previously Reported	Increase (Decrease)	Restated
General and administrative	7,026,897	31,052	7,057,949
Interest expense, net	472,612	177,698	650,310
Net Loss	(9,990,302)	(208,750)	(10,199,052)
Net Loss attributable to common shareholders	(9,911,889)	(208,750)	(10,120,639)
Foreign exchange translation adjustment	7,875	(874)	7,001
Net Comprehensive Loss	(9,904,014)	(209,624)	(10,113,638)
Basic and diluted net loss per common share	0.00	(0.01)	(0.01)

Selected Consolidated Statement of Cash Flows for the year ended December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Net loss	(9,990,302)	(208,750)	(10,199,052)
Depreciation and Amortization	45,222	1,052	46,274
Interest on debt conversion	471,589	177,698	649,287
Foreign exchange translation adjustment	7,865	(874)	7,001
Prepaid expenses and deposits held with RMS	14,756	576,521	(561,765)
Property farming rights	(50,000)	(675,000)	(725,000)
Accounts payable	(174,474)	1,315,210	1,140,736
Advances from related parties	37,516	(40,331)	(2,815)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,626,583)	(6,661)	(1,683,244)
Proceeds from advance receivable, related parties	—	(12,484)	(12,484)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,000)	(12,484)	(12,484)
Repayment of notes payable to stockholders	(55,000)	19,145	(35,855)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,947,500	19,145	1,966,645
Accounts payable settled through note payable	975,407	860,790	1,836,197

The restatement relates to unrecorded management fees due to RMS and payments made by RMS on behalf of the Company. The following is a description of the transactions underlying the restatements:

1.	The Company’s issued a $710,790 and a $150,000 convertible promissory note to RMS, on October 1, 2016 and December 31, 2016, respectively, for unpaid management fees under a contract with RMS.

2.	RMS made payments and incurred obligations on behalf of the Company which were reimbursable to RMS and represented obligations of the Company. These payments and obligations, not previously recognized are as follows:

•	Four payments to consultants for services totaling $30,000 that should have been recognized in operating expenses
•	Three payments for accounts payable totaling $23,476
•	Nine payments totaling $185,000 to property owners of Washoe Tribal Allotments in Douglas County, Nevada, representing partial payment of Property Farming Rights totaling $640,000 and covering 16 Acres at a rate of $40,000 per acre. The balance owing to the Washoe Tribal members of $455,000 should have been included in accounts payable

•	Three payments totaling $65,000 to the Family Tribal Allotments of the Winnemucca Tribe of Humbolt County, Nevada for cultivation working capital related to 320 acres of land that should have been included in accounts payable

The convertible promissory notes shown in 1 above are convertible to the common shares of the Company at $0.001 a share within one-year or other mutually agreed upon price. These notes should have been recorded based on the maximum capped amount on the $860,790 face value of the promissory notes as per ASC 470-20-25, as additional paid-in capital with recognition of a like amount of prepaid interest discount offset against the note balance.

Recognition of the convertible promissory notes required the recording the amortization of the related discount of $177,698 for the three months ended December 31, 2016 as interest expense and recognition of the property license fees required the recording the related amortization of $1,052 from the date of the agreements.

The net result is an increase of General and Administrative expenses of $31,052, an increase of Depreciation and Amortization of $1,052, an increase of Interest Expense of $177,698 for a total increase in the Net Loss of $208,750. The total impact on the balance sheet was a $576,521 in Receivables, a $703,948 net increase in Property Farming Rights, a $451,605 net increase in Accounts Payable, a $177,698 net increase in Notes Payable, a $860,790 increase in Additional Paid-in Capital, a $208,750 increase in Accumulated Deficits, and a $874 increase in Cumulative exchange translation from the 10-K filed on April 17, 2017.

In addition to the restatement of financial information discussed above, the Statement of Cash Flows required reclassification of both years of 2016 and 2015 to present effect of exchange rate changes on cash on its own section.

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

5.  RELATED PARTY TRANSACTIONS

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

For the year ended December 31, 2016, the following related party stock-based compensation was recorded:

Related Party	Position	2016	2015
Raymond Dabney [1]	President & CEO	$193,842	$171,741
Dr. Dorothy Bray	Former CEO	—	765,303
Benjamin Tam	CFO and Secretary	113,000	—
Dr. Richard Cowan	Former CFO	—	922,500
Robert Kane	COO	245,380	1,135,060
Dr. Allen Herman	Chief Medical Officer	70,500	271,250
Dr. Roscoe M. Moore, Jr	Chair of Scientific Advisory Board	260,000	415,000
Mario Lap	Director	215,380	—
Alfredo Dupetit-Bernardi.	President & CEO of CBIS Europe GmbH	51,000	—
Chad S. Johnson, Esq.	Former COO and General Counsel to Sept. 14, 2016	215,380	773,422
		$1,364,482	$4,454,276

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

On October 1, 2016, a total of $710,790 in Accounts Payable for management fees accumulated from January 2016 to October 1, 2016 was settled by issuance of a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $710,790 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. In 2016, the Company recorded $177,698 as interest for amortization of the debt discount.

On December 31, 2016, $150,000 in Accounts Payable for management fees accumulated from November 1, 2016 to December 31, 2016 was settled by issuance of a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $150,000 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. The Company has not recorded any interest for amortization of the debt discount.

7.  INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $30,061,431 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

At December 31, 2016 and 2015, the Company had available federal and state net operating loss (NOL) carryforwards amounting to approximately $88,100,000 and $78,500,000, respectively, that are available to offset future federal and state taxable income and that expire in various periods through 2035 for federal tax purposes and 2020 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The following table sets forth the significant components of the net deferred tax assets for operations in the US as of December 31, 2016 and 2015.

	2016	2015
Deferred tax assets:
NOL expense (benefit)	$(30,061,431)	$(26,699,209)
Add: timing difference on unrealized losses	(38,208)
Total NOL expense (benefit)	(30,099,639)	(26,699,209)
Less: valuation allowance	30,099,639	26,699,209
Net deferred tax assets	$—	$—

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
Income tax expense (benefit) at
statutory federal rate	$(3,362,222)	34%	$(6,331,250)	34%
Increase in valuation allowance	3,362,222	-34%	6,331,250	-34%
Income tax expense (benefit) at
Company's effective tax rate	$—	0%	$—	0%

8.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,350,355,296 and 1,581,855,296 issued and outstanding as of December 31, 2016 and 2015, respectively. The current authorized common stock of 3,000,000,000 shares will not be sufficient if and when the debt holders of convertible promissory notes elect to convert the debts into common shares. The Company intends to file for an increase in the number shares in authorized common stock once the required updated financial reportings have been filed with Securities Exchange Commission.

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

9.  EQUIPMENT

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

10.  PROPERTY FARMING RIGHTS

On March 24, 2016, the Company entered a 15 years Joint Venture Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made two initial payments of $50,000 for licensing and initial development of two one (1) acre parcels of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjusted Gross Income after deduction of related operating expenses and cost to build the green houses.

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

Property Farming Rights	Cost	Accumulated Depletion	2016 Net Book Value	2015 Net Book Value
Fort McDermit Allottees Land	$50,000	$2,222	$47,778	$—
Washoe Tribal Allotment Lands	640,000	1,052	638,948	—
Total	690,000	3,274	686,726	—

Operating capital for Winnemucca Lands	$65,000		$65,000
Total			$751,726

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

12. INTANGIBLE ASSETS

	December 31, 2016	December 31, 2015
Intellectual assets, primarily intellectual property	$660,299	$660,299
Goodwill	170,688	170,688
Less: Accumulated amortization	(488,299)	(445,299)
Less: Impairment of Goodwill	(170,689)	0
Total intangible assets, net	$172,000	$385,689

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for intellectual assets).

13. PREPAID EXPENSES AND DEPOSITS HELD WITH RMS

On October 1, 2016, the Company entered a Paying Agent Agreement with Royalty Management Services Corp. (RMS) for holding funds and making payment for expenses and commitments of the Company. The Company has entered a Management Agreement with RMS since September 15 2016 for management, investors’ and shareholders’ communications, website development, database management, accounting and management of all activities such as travel and conference. All the expenses related to the services for the Company are included as part of the management fees.

Prepaid consulting expenses	$141,750	$156,750
Prepaid Legal fees	90,000	—
Prepaid rent	244	—
Deposits held with RMS	576,520	—
Total Prepaid expenses and Deposits held with RMS	$808,514	$156,750

14. DEPOSITS

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

15. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

16.  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2016, the following transactions occurred:

On January 3, 2017, the Company entered a Research Collaboration Agreement with Dana-Farber Cancer Institute, Inc. of Boston Massachusetts (DFCI) for a research project to develop and investigate the use of Cannabinolds to cure various caner, and investigate synergies with radiotherapy and immunotherapy. In consideration for this Agreement and performance of the Research, the Company has paid $201,656 to DFCI.

On January 13, 2017, the Company entered a two-year consulting agreement to issued 10,000,000 shares of S-8 registered free-trading common stock with a fair market value of $700,000, and 10,000,000 options with a fair market value of $700,000 to purchase S-8 registered free-trading common stock with an exercise price of $0.05 under the 2016 Equity Award Plan B, plus 5,000,000 shares of R144 restricted common stock with a fair market value of 350,000. All the shares and share options were exercised and issued on February 16, 2017.

On January 24, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.04 and a fair market value of $815,000 to Alfredo Dupetit-Bernardi, President/CEO of Cannabis Science Europe GmbH.

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with Jinvator BioMed GmbH (Jinvator), a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator for three hundred thousand Euros (€ 300,000) which has a US dollar equivalent of $320,430 as intellectual properties. The Company has paid €60,000 on May 10, 2017 to the principal shareholder of Jinvator and the acquisition is pending on verifications of key information.

On March 2, 2017, the Company issued 3,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $271,500 for consulting services pursuant to a two-year consulting agreement.

On March 7, 2017, the Company issued 15,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,270,500 for consulting services pursuant to a one-year consulting agreement.

On March 13, 2017, the Company issued 10,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $883,000 for consulting services pursuant to a consulting agreement dated July 6 2016.

On March 13, 2017, the Company issued 15,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,324,500 for consulting services pursuant to a consulting agreement dated April 29, 2015.

On March 27, 2017, the Company issued 15,000,000 shares S-8 registered free-trading common stock under the 2016 Equity Award Plan B with exercise price at $0.075 and a fair market value of $1,140,000 to a consultant pursuant to a five-year consulting agreement.

On March 27, 2017, the Company entered an Asset Purchase Agreement with AFA Research and Development (ARD) and Aja Fonseca Arnold (AJA) to purchase all the assets, technology, intellectual property, titles, and interest in ARD for $750,000. ARD and AJA shall assume all liabilities and obligations of their assets. AJA has entered a five-year management agreement with the Company to exclusively manage and operate all tasks related to product development/creation and patient programs of the Company. The Agreement has been completed on March 27, 2017.

On April 18, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.02 and a fair market value of $829,000 to Chief Medical Officer, Dr. Allen Herman.

On April 27, 2017, the Company entered a five-year Research Collaboration Agreement with DFCI for a research project to develop and investigate the use of Cannabinolds to cure various forms of cancer and investigate synergies with radiotherapy and immunotherapy. In consideration for this agreement and performance of the research, the Company is obligated to pay DFCI a total of $1,834,062 over the life of the agreement with $159,287 due at signing and $418,683 to be paid at each anniversary of the agreement for the next four years.

On May 8, 2017, the Company issued 7,000,000 shares of R144 restricted common stock with a fair market value of $469,000 pursuant to a one-year consulting agreement.

On May 17, 2017, the Company issued 1,500,000 shares of R144 restricted common stock with a fair market value of $93,600 pursuant to a one-year consulting agreement.

On May 18, 2017, the Company entered an Exclusive Master Facilitator Agreement with Winnemucca Tribal MBS of Nevada, Free Spirit Organics, LLC (FSO), American Education Consulting Group, Raymond C. Dabney University (RCDU), American States University and Royalty Management Services Corp. (RMS) to lease and develop 250 Acres of land located in Holt, California for 15 years. As a master facilitator, the Company will provide general support with developing, cultivating and processing Industrial Hemp for RCDU and FSO on the property. Pursuant to the agreement, the Company and RMS are responsible for a $400,000 non-refundable deposit and the development and operations on the property on 50-50 basis. Additionally, the Company will share 40% of net profit as investor with RMS and retain 5% of net profit as master facilitator.

On May 31, 2017, $375,000 in Accounts Payable for management fees accumulated from January 1, 2017 to May 31, 2017 was settled by issuance of a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stock of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has fully recognized the conversion discount of the Note as prepaid interest to the maximum amount of $375,000 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note.

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

*former director and COO

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

NAME AND ADDRESS	NUMBER OF SHARES OWNED BENEFICIALLY	PERCENT OF SHARES OWNED

Raymond C. Dabney	292,726,000	11.87%
900 – 555 Burrard St.
Vancouver, BC V7X 1M8 Canada
Bogat Family Trust (1)	46,926,333	1.90%
Suite 530-650 41st Ave W
Vancouver, BC V5Z 2M9 Canada
Benjamin Tam (2)	5,000,000	0.20%
8820 Rosehill Dr.
Richmond, BC V7A 2K3
Canada
Robert Kane (2)	14,436,485	0.58%
6946 N Academy Blvd
Suite B #254
Colorado Springs, CO 80918
Mario Lap (2)	26,000,000	1.05%
Koninginneweg 189
1075 CP
Amsterdam, The Netherlands
Alfredo Dupetit	10,000,000	0.40%
Hauptstrasse 41 D-63930 Neunkirchen
Richelbach, Germany
Dr. Allen Herman (2)	15,000,000	0.60%
1455 Crestridge Drive
Silver Spring, Maryland 20910
Dr. Roscoe M. Moore, Jr. (2)	10,000,000	0.40%
14315 Arctic Avenue
Rockville, Maryland 20853
Chad S. Johnson (3)
6946 N Academy Blvd	17,420,323	0.71%
Suite B #254
Colorado Springs, CO 80918

ALL DIRECTORS AND EXECUTIVE OFFICERS	437,509,141	17.74%*

*Based on 2,466,805,296 issued and outstanding common stock as of May 24, 2017.

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
Raymond C. Dabney, Chief Executive Officer, Director Date August 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	August 10, 2017
Raymond C. Dabney

/ s/ Benjamin Tam	Chief Financial Officer and Director	August 10, 2017
Benjamin Tam

