Form 10-Q
period 2017-03-31
CANNABIS SCIENCE, INC.
filed 2017-08-11
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Number of common shares issued and outstanding at March 31, 2017: 2,443,355,296

Number of common shares outstanding at July 14, 2017: 2,466,805,296

Number of Class A common shares outstanding at July 14, 2017: 0

1

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended March 31, 2017

2

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

3

CANNABIS SCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(UNAUDITED)
	$	$
ASSETS
Current Assets
Cash	316,591	332,888
Other receivables	15,520	36,001
Prepaid expenses and deposits held with RMS (Note 11)	275,744	808,514
Inventory	103,868	102,993
Total current assets	711,723	1,280,396

Equipment and Greenhouse, net (Note 7)	330,729	—
Property Farming Rights (Note 8)	804,492	751,726
Equity method investee (Note 9)	325,277	272,644
Intangibles, net of accumulated amortization (Note 10)	161,250	172,000
TOTAL ASSETS	2,333,471	2,476,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	839,903	856,269
Accrued expenses, primarily management fees (Note 4)	1,062,336	884,465
Advances from related parties (Note 4)	572,785	538,425
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,590,715	1,506,745
Notes payable (Note 5)	396,303	177,698
Total current liabilities and total liabilities	4,762,042	4,263,602

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
March 31, 2017 and December 31, 2016	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,443,355,296 issued and outstanding as of March 31,2017 and
2,350,355,296 at December 31, 2016	2,443,356	2,350,356
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Prepaid consulting	(3,759,810)	(1,705,659)
Common Stock receivable	(2,680,000)	(655,000)
Additional paid-in capital	144,292,020	136,963,520
Accumulated deficit	(142,163,656)	(138,137,771)
Cumulative exchange translation	(15,980)	(11,495)
Equity attributable to common shareholders	(1,883,070)	(1,195,049)
Non-Controlling interest	(545,501)	(591,787)
Total stockholders' deficit	(2,428,571)	(1,786,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,333,471	2,476,766

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

(UNAUDITED)

	For the three months
	ended March 31,
	2017	2016
	$	$
REVENUE	3,733	2,925
Cost of Goods Sold	1,921	1,598
Gross Profit	1,812	1,327
Operating Expenses
Investor relations	20,700	157,000
Professional Fees	82,374	81,690
Net loss on settlement of liabilities	—	588,645
Depreciation and Amortization	10,814	19,285
Research and Development	216,943	163,000
General and administrative	3,400,505	2,391,689
Total operating expenses	3,731,336	3,401,309
Net Operating Loss	(3,729,524)	(3,399,982)

Other income (expense)
Interest expense, net	(302,575)	(35)
Unrealized gain on equity investee	52,500	69,000
Total other income (expense)	(250,075)	68,965
Net Loss	(3,979,599)	(3,331,017)
Net (Income) loss attributable to non-controlling interest	(46,286)	40,045
Net loss attributable to common shareholders	(4,025,885)	(3,290,972)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	(4,485)	(2,096)
Total other comprehensive income (Loss)	(4,485)	(2,096)
Comprehensive loss attributable to Cannabis Science, Inc.	(4,030,370)	(3,293,068)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,389,710,852	1,680,393,758

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016 (UNAUDITED)
	March 31, 2017	March 31, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,979,599)	(3,331,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,797	19,285
Interest on debt conversion	302,575	—
Stock issued for services	2,712,349	1,738,220
Stock options issued for services	630,000	437,000
(Gain) / Loss on settlement of liability	—	588,645
(Gain) / Loss on Equity Investee, Omnicanna Health Solutions, Inc.	(52,500)	(69,000)
Changes in operating assets and liabilities: Other receivables	20,481	(16,948)
Prepaid expenses and deposits held with RMS	529,020	(6,088)
Equity investee	(133)	(435)
Inventory	(875)	(64,956)
Property farming rights	(60,000)	—
Accounts payable	(16,366)	67,166
Accrued expenses, primarily management fees	177,871	319,000
Loan receivable, related parties	34,360	22,945
NET CASH USED IN OPERATING ACTIVITIES	318,980	(296,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment and Greenhouse	(766)	—
Greenhouse	(330,026)	—
Property farming rights	—	(25,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(330,792)	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock options exercised	—	276,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	276,500

Effect on exchange rate changes on cash	(4,485)	(2,096)
NET DECREASE IN CASH	(16,297)	(46,779)
CASH, BEGINNING OF PERIOD	332,888	61,971
CASH, END OF PERIOD	316,591	15,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	—	1,170,982
Common stock issued for settlement of debt	—	634,500
Common stock issued for options exercised	—	1,338,050
Debt converted into common stock	—	45,855

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED March 31, 2017

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Cumulative Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2016	2,350,355,296	2,350,356	1,000,000	1,000	136,963,520	(1,705,659)	(138,137,771)	(655,000)	(11,495)	(1,195,049)	(591,787)	(1,786,836)
Common stock issued for services	58,000,000	58,000			4,708,500	(2,559,000)		—		2,207,500		2,207,500
Common stock issued for stock option exercised	35,000,000	35,000			2,620,000			(2,025,000)		630,000		630,000
Amortization of shares issued for services						504,849				504,849		504,849
Net loss for the period							(4,025,885)			(4,025,885)	46,286	(3,979,599)
Foreign exchange translation									(4,485)	(4,485)		(4,485)
Balance at March 31, 2017	2,443,355,296	2,443,356	1,000,000	1,000	144,292,020	(3,759,810)	(142,163,656)	(2,680,000)	(15,980)	(1,883,070)	(545,501)	(2,428,571)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2016 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three-month periods ended March 31, 2017 and 2016. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K filed with the SEC on file no. 000-28911 161631274 April 17, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the three months ended March 31, 2017:

In 2012, the Company formed Cannabis Science Europe GmbH (“CSE”) in which the Company own 90% to operate joint-venture operations with Dupetit Natural Products Ltd.  The JV asset was sold to Endocan Corporation (formerly X-Change Corporation) on December 12, 2012.  No operations had commenced at the time of sale of the JV asset. The Company has reignited the CSE by appointing Mr. Alfredo Dupetit on September 19, 2015 as president and chief executive officer of CSE. As recent as January 7, 2016, the Federal Health Ministry in Germany has presented “Cannabis as medicine”, a detailed draft bill that aims to modify the Drug Law and relax the strict measures that regulate the consumption of medical cannabis and, above all, become the main vehicle for everything relating to the plant and its medical users in the country.  The Company has reinstated the development of cannabis products in February 2016 for medicinal uses in Germany.

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

On May 6, 2015, the Company announced the Assets acquisition of Equi-Pharm LLC, a USA manufacturer and distributor of specialty horse and pet grooming and topical applications. The acquisition incorporates an extensive expansion plan for Equi-Pharm including "Large Animal" such as horses, cattle, sheep and the like and "Small Animal" or "Pets" include cats, dogs, pet snakes and the like for medical and cosmetic products. As consideration for acquiring the Assets, which consist of Inventory, Trademark and brand names, and goodwill, the Company issued ten million (10,000,000) shares to the shareholders of Equi-Pharm and they agreed to change its company name. The acquisition was completed on November 16, 2015 and the Company has formed a new wholly owned subsidiary called Equi-Pharm LLC. in the state of Tennessee and started the operation of distributing of existing and new line of products.

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with Jinvator BioMed GmbH (Jinvator), a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator for three hundred thousand Euros (€ 300,000) which has a US dollar equivalent of $320,430. Jinvator developed a prototype called nanoGold-Test which is based on nano-particle technology for the detection of HIV in the early stage of infection. Patent has been submitted and pending for approval. The acquisition is pending on verification of key information.

On March 27, 2017, the Company entered an agreement to acquire the Assets of AFA Research and Development, a California sole proprietorship of Aja Fonseca Arnold in the research and development of products based on cannabinoid (CBD) and Tetrahydrocannabinol (THC) for patient care. As consideration for acquiring the Assets, which consist of brands, pending trademarks, trade-names, designs, medicinal products and formulations, client base, computer hardware and software, intellectual properties, inventory, equipment, supplies, supplier’s information and contacts, contracted rights, properties, patents, and distribution rights for a total sum of $750,000. The completion of assets acquisition is pending on verification of material information. In addition, the Company engaged Aja Fonseca Arnold under a 5-year management agreement to continue the research and development of medicinal cannabis products for patient care with various ailments.

For other accounting policies please refer to the Company’s Form 10-K with the SEC on file no. 000-28911 161631274 April 17, 2017.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $142,163,656 and had a stockholders’ deficit of $2,428,571 as of March 31, 2017.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At March 31, 2017, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At March 31, 2017, a total of $104,200 (December 31, 2016: $14,200) in Accrued Management Fees Payable was due to the Company’s CEO/Director, Raymond C. Dabney.

At March 31, 2017, a total Prepaid management fees of $45,000 (December 31, 2016: Prepaid $52,500) advanced to the Company’s Director, Mario Lap.

At March 31, 2017, a total of $15,000 (December 31, 2016: Prepaid $30,000) in Accrued Management Fees Payable was due to the Company’s COO/Director, Robert Kane.

At March 31, 2017, a total of $52,500 (December 31, 2016: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At March 31, 2017, the Company owes $11,871 (December 31, 2016: $11,871) to Crown Baus Capital Corp., which advanced a total of $11,871 for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

As of March 31, 2017, the Company owes $101,882 (December 31, 2016: $101,882) in loan payable to a stockholder, Interstate 101 that is non-interest bearing and due on demand with no security. The loan originated between April 1, 2015 and August 19, 2016 for various expenses of the Company.

At March 31, 2017, the Company owes $3,165 (December 31, 2016: $3,165) in loan payable to Castor Management Services, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

At March 31, 2017, a total of $191,344 (December 31, 2016: $191,344) in loans payable was due to Bogat Family Trust, of which Raymond Dabney the Company’s Director and President/CEO as trustee.

At March 31, 2017, $99,463 (December 31, 2016: $93,885) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At March 31, 2017, $447 (December 31, 2016: $447) was due to Robert Melamede, former CEO.

At March 31, 2017, a total of $52,160 (December 31, 2016: $23,378) in loans payable was due to Drue Young, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from January 11, 2016 to March 31, 2017 for expenses of the Company.

At March 31, 2017, a total of $20,502 (December 31, 2016: $20,502) in loans payable was due to Intrinsic Venture Corp., a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from April 22, 2011 to December 31, 2014.

At March 31, 2017, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (prior to April 24, 2014, the name was Endocan Corporation) (OTCBB: ENDO) (“OmniCanna”) representing approximately 2.89% of the issued and outstanding shares of OmniCanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 per share on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement.  The value of the shares at March 31, 2017 was determined to be $0.032 per share or $240,000 with the Company recording unrealized gain under the Equity Investee rules for the three months ended March 31, 2017 and the value of the shares at December 31, 2016 was determined to be $0.025 per share or $187,500.

Convertible Notes Payable to Royalty Management Services Corp., a company owned by a family member of Mr. Raymond C. Dabney, CEO/Director of the Company, entered into a management agreement with the Company on September 15, 2015 for accounting services, websites development and maintenance, office management, management and payments for travel, promotion and entertainments, shareholders communications and payment services totaled $860,790 and $860,790 at March 31, 2017 and December 31, 2016 respectively. See Note 5.

On November 5, 2014, the Company transitioned to equity method investee account for the OmniCanna shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2016, the Company recorded an impairment on the equity method investee account of $114,000 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of OmniCanna. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Omnicanna.  Raymond Dabney, CEO has 10.78% equity interest in Omniccanna Health Solutions, Inc. as of March 31, 2017.

For the Three months ended March 31, 2017, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Alfredo Bernardi Dupetit	President & CEO of Cannabis Science Europe GmbH	$415,000
		$415,000

1 Including compensation to entities beneficially owned/control by the related parties

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

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of March 31, 2017 was $670,407 (December 31, 2016: $670,407).

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. See Note 5.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at March 31, 2017 and December 31, 2016, respectively. See Note 5.

Between January 1, 2015 to March 7, 2015, R. Kane Holding Inc., a company owned by Mr. Robert Kane, director and CFO, had advanced $52,500 into Michigan Green Technologies, LLC, which is 50.1% controlled by the Company as Loan Payable to R. Kane Holding Inc.

On July 25, 2014, Bogat Family Trust, with Raymond Dabney as trustee, representing a majority of Series A preferred stockholders, signed a resolution to approve an amendment to the certificate of designation preferences and rights for Series A preferred shares. Pursuant to the amendment filed with the Nevada Secretary of State, the voting rights of Series A preferred stockholders was changed from 1,000 votes per share to 67% of the total vote on all shareholder matters.  No common stockholders voted on this amendment.

5.  NOTES PAYABLE

As of March 31, 2017, a total of $1,590,715 (December 31, 2016: $1,506,745) of notes payable are due mostly to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through December 31, 2016. $1,340,156 of the Promissory notes were in default on March 31, 2017. As of March 31, 2017, a total of $1,531,197 convertible promissory notes (December 31, 2016: $1,531,197) are convertible to common stock of the Company. All promissory notes are unsecured.

Notes payable to Embella Holdings Ltd that are non-interest bearing totaled $1,108,896 and $1,108,896 at March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. that are non-interest bearing totaled $231,260 and $231,260 at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and will amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of March 31, 2017 was $670,407 (December 31, 2016: $670,407). In the three months ended March 31, 2017, the Company recorded $83,970 as interest for the amortization, conversion and payment.

On October 1, 2016, a total of $710,790 in Accounts Payable for management fees accumulated from January 2016 to October 1, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of March 31, 2017 was $710,790 (December 31, 2016: $710,790).

On December 31, 2016, $150,000 in Accounts Payable for management fees accumulated from November 1, 2016 to December 31, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of March 31, 2017 was $150,000 (December 31, 2016: $150,000).

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,443,355,296 and 2,350,355,296 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. The current authorized common stock of 3,000,000,000 shares will not be sufficient if and when the debt holders of convertible promissory notes elect to convert the debts into common shares. The Company intends to file for an increase in the number shares in authorized common stock once the required updated financial reportings have been filed with the Securities Exchange Commission.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of March 31, 2017 and December 31, 2016.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of March 31, 2017 and December 31, 2016.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the three months ended March 31, 2017, the Company issued 58,000,000 common stock for services under various executive and consulting agreements as follows:

On February 16, 2017, the Company issued 5,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $350,000 for legal and general consulting services under a consulting agreement dated January 13, 2017.

On February 16, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock to a consultant with a fair market value of $700,000 for legal and general consulting services pursuant to a consulting agreement dated January 13, 2017.

On March 2, 2017, the Company issued 3,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $271,500 for consulting services pursuant to a two-year consulting agreement.

On March 7, 2017, the Company issued 15,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,270,500 for consulting services under a consulting agreement dated March 7, 2017.

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

Stock Options:

The following options were issued to the Company’s V.P of investor relations, CFO and Director for services under a September 16, 2011 agreement:

(i)	the option to purchase 100,000 common shares at ten cents ($0.10) per share;
(ii)	the option to purchase 500,000 common shares at thirty-five cents ($0.35) per share; and
(iii)	the option to purchase 100,000 common shares at twenty cents ($0.20) per share;
(iv)	the option to purchase 1,000,000 common shares at fifty cents ($0.50) per share.

On January 13, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.05 and a fair market value of $700,000 to a consultant pursuant to a consulting agreement.

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

A summary of the status of the Company’s option grants as of March 31, 2017 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2016	11,700,000	$0.0690
Granted	35,000,000	$0.0606
Exercised	35,000,000	$0.0606

Outstanding March 31, 2017	11,700,000	$0.0680

Options exercisable at March 31, 2017	11,700,000	$0.0680

1,700,000 shares of these options at an exercise price of $0.415 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended March 31, 2017 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years for outstanding options	1.56	Years
Average risk-free interest rate	2.50	%
Average volatility	130.98	%
Dividend yield	0	%

7.  EQUIPMENT AND GREENHOUSE

		Accumulated	March 31, 2017	Dec. 31, 2016
	Cost	Depletion	Net Book Value	Net Book Value
Computer	$6,482	5,779	703	0
Software	5,000	5,000	0	0
	14,482	13,779	703	0
Greenhouse	$330,026	—	$330,026	$0
Total	$344,508	$13,779	$330,729	$0

8. PROPERTY FARMING RIGHTS

On March 24, 2016, the Company entered a 15 years Joint Venture Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made two initial payments of $50,000 for farming rights and initial development of two one (1) acre parcels of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjusted Gross Income after deduction of related operating expenses and cost to build the green houses.

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

		Accumulated	March 31, 2017	Dec. 31, 2016
	Cost	Depletion	Net Book Value	Net Book Value
Property Farming Rights
Fort McDermit Allottees Land	$50,000	$3,056	$46,944	$47,778
Washoe Tribal Allotment Lands	640,000	7,452	632,548	638,948
	690,000	$10,508	679,492	686,726
Operating capital for Washoe Lands	$60,000		$60,000	$—
Operating capital for Winnemucca Lands	65,000	—	65,000	65,000
	$125,000	$—	125,000	65,000
Total	$815,000	$10,508	$804,492	$751,726

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated lives of the related assets, 2 years for computer, 2 years for software, 5 years for equipment and laboratory equipment and 3 years for automobile.

All property farm rights are amortized over the term of each respective agreements.

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

The accounting using the equity method is in conjunction with appointment of Raymond Dabney as CEO and director of the Company on November 5, 2014, in addition to Mr. Dabney being a controlling shareholder of the Company since September 2009 and a 10.78% equity interest in OmniCanna since June 2013. Benjamin Tam, CFO and director and Robert Kane, COO and director of the Company are also the CFO and director and COO and director of Omnicanna.  Therefore, the Company was deemed to have significant influence and control of OmniCanna Health Solutions, Inc.

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,277 (based on currency converted as of March 31, 2017) in loans to OmniCanna and to its equity method investee account in accordance with ASC 323.  An unrealized gain on the equity method account of $52,500 was recognized for the three months ended March 31, 2017 in addition to a unrealized gain on the equity method investee account of $144,000 was recognized for the year ended December 31, 2016 in the value of Omnicanna marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	March 31, 2017	December 31, 2016
Intellectual assets, primarily intellectual property	$660,299	$660,299
Goodwill	170,688	170,688
Less: accumulated amortization	(499,049)	(488,299)
Less: Impairment of Goodwill	(170,689)	(170,689)
Total intangible assets, net	$161,250	$172,000

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

March 31, 2017	December 31, 2016
Prepaid consulting expenses	$138,000	$141,750
Prepaid Legal fees	90,000	90,000
Prepaid rent	244	244
Prepaid management fees	47,500
Deposits held with RMS	—	576,520
Total Prepaid expenses and Deposits held with RMS	$275,744	$808,514

12. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

13.  SUBSEQUENT EVENTS

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

On May 10, 2017, the Company paid €60,000 to the principal shareholder of Jinvator BioMed GmbH (Jinvator) as deposit for the purchase of the 74.9 % equity interest in Jinvator.

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

Cannabis plants have extensive history of medical and agricultural use dating back thousands of years.

To date hundreds of natural constituents covering several chemical classes have been isolated and identified from the Cannabis plant.

Some key phytocannabinoids are:

•	etrahydrocannabinol (THC)
•	cannabidiol (CBD)
•	cannabigerol (CBG)
•	cannabichromene (CBC)
•	cannabinol (CBN)

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

There are minimal operating activities in the subsidiaries as of March 31, 2017,.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V., MJR B.V. and Cannabis Agency B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

On November 2, 2015, the Company announced a significant collaborative drug development deal with IGXBio Inc., and its GenePro®, a DNA-based immunotherapeutic that recently received FDA IND approval to enter into human trials. The companies developed joint protocols that explore potential synergistic effects of their respective drug candidates, as well as potential new drug candidate opportunities. IGXBio has a drug called GenePro®, which is already registered with the FDA and has an IND number. This expedites the process to seek FDA approval in the future. GenePro® is designed to promote an anti-HIV immune response that facilitates virus control in HIV-infected subjects. There are more than 150 peer-reviewed publications that describe the effectiveness of GenePro®. The inflammatory response that is associated with HIV infection is present at even low levels of viral replication, and is a major causal factor for the morbidities and associated mortality of HIV infection. Low-grade inflammation frequently occurs despite clinically successful anti-retroviral therapy and is associated with increased incidence of heart disease, bone disease, and cancers.

On November 11, 2015, Cannabis Science announced the release of seven original cannabinoid-based animal care products through its wholly owned subsidiary, Equi-Pharm, LLC.

On November 25, 2015, the Company announced positive results from its initial test run of its Pure Decarboxylated CO2 Oil (PDCO) released through the Cannabis Science Research Foundation (CSRF or the Foundation) to 15 dispensaries and several less fortunate self-medicating patients. This trial, collaborative rollout by CSRF, as contracted by Cannabis Science to the California not-for-profit, was designed to meet two primary goals. The first, to conduct tests on the efficacy of the product for patients; the second, to gather proprietary data based on testimonials from real self-medicating consumers from their firsthand experiences. The feedback received will be used to influence the Company's continuing efforts to bring the best cannabinoid-based formulations to market On November 30, 2015 Cannabis Science announced the launch of their cannabinoid-formulated capsule product line. The initial capsule formulations released are CBD, Indica, and Sativa; each of the three types of caps will be available in 25mg, 50mg, and 100mg doses and will be provided in two-dose packs with more size options to be made available in the near future.

On December 10, 2015, the Company announced that Cannabis Science entered Select, New High-Dosage product line of CBD, Sativa, and Indica Capsules into the Industry-Famous Emerald Cup Event in Santa Rosa, CA on December 12th and 13th.

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

On March 24, 2016, the Company entered a 15 years Joint Venture License Agreement with the Ft. McDermitt Allotment land Allotees, which is on the Ft. McDermitt Tribal Reservation, Raymond C. Dabney University, American Education Consulting Group and Cannabis Science, Inc. for a total of ten (10), one (1) acre parcels of land. The project is designed to benefit both the Ft. McDermitt Tribe and Members, and Allotment Allottees. Cannabis Science made an initial payment of $50,000 for farming rights and initial development of the first two one (1) acre parcel of land located in Fort McDermitt Tribal Reservation in the State of Nevada, USA.  Each one (1) acre parcel of land is specifically designated for placement no more than twelve (12) three (3,000) square foot greenhouses for the production of Cannabis and all Cannabis related products.  All harvested products are to be delivered and sold to qualified licensed distribution centers. The Company is to share 40% of the Adjust Gross Income after deduction of related operating expenses and cost to build the green houses.

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

On December 18, 2016, the Company enter six (6) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on 13 one (1) acre parcel of leased land, Lot 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years. On December 23, 2016, the Company paid $100,000 to the property owner members under the agreements and record the unpaid balance of $420,000 in accounts payable.

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

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with Jinvator BioMed GmbH (Jinvator), a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator for three hundred thousand Euros (€ 300,000) which has a US dollar equivalent of $324,300. The acquisition is pending on verifications of key information.

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

Liquidity

The Company has a working capital deficit of $4,050,319 as of March 31, 2017, compared to a working capital deficit of $2,983,206 as of December 31, 2016, There are insufficient liquid assets to meet current liabilities or sustain operations through 2016 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently is in default.  The Company is negotiating with the debtors to extend the notes payable. In addition, the Company has convertible promissory notes payment commitment of $670,407 to Raymond C. Dabney, CEO/Director of the Company and $860,790 to Royalty Management Services Corp.

Contractual Obligations

The Company has various commitments under consulting contracts, debt settlement, farming rights agreements, laboratory services agreement, joint development, and joint venture agreement.

Capital Resources

The Company has additional capital resource requirements for personnel, supplies, research and development, laboratory, cultivation equipment, green houses and scientific equipment of approximately $6,000,000 over the next 12 months.  These capital disbursements are dependent on management’s successful raising of capital through private placements and/or lending facilities.

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

Results of Operations

For the three months ended March 31, 2017 (“2017”) as compared to the prior year three months ended March 31, 2016 (“2016”):

The Company had $3,733 in revenues for the 2017 compared to $2,925 for 2016.  This increase in revenue is due to assets acquisition of Equi-Pharm and license revenue from product sales.

Our research and development expenses increased by $53,943 to $216,943 for the three months ended March 31, 2017 compared to $163,000 for the three months ended March 31, 2016.

Our unrealized gain on equity investee decreased by $16,500 to $52,500 for the three months ended March 31, 2017 compared to $69,000 for the three months ended March 31, 2016.

Net loss on settlement of debt decreased by $588,645 to $0 for the three months ended March 31, 2017 compared to $588,645 for the three months ended March 31, 2016.

General and administrative expenses increased by $1,008,816 to 3,400,505 for the three months ended March 31, 2017 compared to $2,391,689 for the three months ended March 31, 2016.  This increase was due to higher share prices in the stock compensation expense pursuant to management consulting and bonus agreements.

The Company is working on several business development projects to generate revenues, including: investing in the cultivation of leased properties with Members of the Washoe Tribal Allotment, Winnemucca Tribal Allotment, HRM Farm and Free Spirit Organics, LLC in Nevada and California that will generate increased license, royalty revenue, Cannabis/Hemp products sales, and other strategic acquisitions to support product development, production, and distribution of newly acquired or manufactured cannabis and hemp based products.  The Company’s drug development through its laboratory services to facilitate new inhalation study for asthma/COPD and other respiratory conditions.  In addition, the Company signed an agreement with Equi-Pharm for the commercialization of pet products for distribution in California.  Notwithstanding, there can be no assurance that these will be successful in generating revenues in 2017.

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

ITEM 1.  BUSINESS

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

As used in this Form 10-Q, the terms "we", "us", "our", “the Company”, and "Cannabis Science" mean Cannabis Science, Inc., unless otherwise indicated.

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

ITEM 1A.  RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-Q.

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

ITEM 2.  LEGAL PROCEEDINGS

None.

ITEM 3.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we have issued securities using exemptions available under the Securities Act of 1933:

As set out below, we have issued securities in exchange for services:

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

On March 2, 2017, the Company issued 3,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $238,500 for consulting services under a consulting agreement dated March 2, 2017.

On March 7, 2017, the Company issued 15,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,270,500 for consulting services under a consulting agreement dated March 7, 2017.

On March 13, 2017, the Company issued 10,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $883,000 for consulting services under a consulting agreement dated July 6 2016.

On March 13, 2017, the Company issued 15,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,324,500 for consulting services under a consulting agreement dated April 29, 2015.

On March 27, 2017, the Company issued 15,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.075 and a fair market value of $1,140,000 to a consultant under an Option Agreement dated March 27, 2017.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  MINE SAFETY DISCLOSURES

N/A

ITEM 6.  OTHER INFORMATION

See Financial Statement Notes 4 in regards to stock compensation for officers and directors.

ITEM 7.  EXHIBITS

Exhibit No.	Document Description	Filed Herewith (X) Incorporated by ref (I)

31.1	Certification by Raymond C. Dabney, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Benjamin Tam, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Promissory Notes	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS SCIENCE INC.

Date: August 10, 2017	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: August 10, 2017	/s/ Benjamin Tam
Benjamin Tam
Chief Financial Officer

