Form 10-Q
period 2017-06-30
CANNABIS SCIENCE, INC.
filed 2017-08-23
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Number of common shares issued and outstanding at June 30, 2017: 2,461,355,296

Number of common shares outstanding at August 18, 2017: 2,521,805,296

Number of Class A common shares outstanding at August 18, 2017: 0

1

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended June 30, 2017

2

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

3

CANNABIS SCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(UNAUDITED)
	$	$
ASSETS
Current Assets
Cash	321,688	332,888
Other receivables	17,779	36,001
Prepaid expenses and deposits held with RMS (Note 11)	478,223	808,514
Inventory	125,009	102,993
Total current assets	942,699	1,280,396

Equipment and Greenhouse, net (Note 7)	326,966	—
Property Farming Rights (Note 8)	1,049,188	751,726
Equity method investee (Note 9)	221,633	272,644
Intangibles, net of accumulated amortization (Note 10)	150,500	172,000
TOTAL ASSETS	2,690,986	2,476,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	812,501	856,269
Accrued expenses, primarily management fees (Note 4)	1,186,845	884,465
Advances from related parties (Note 4)	615,515	538,425
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,674,685	1,506,745
Notes payable (Note 5)	639,343	177,698
Total current liabilities and total liabilities	5,228,889	4,263,602

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
June 30, 2017 and December 31, 2016	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,461,855,296 issued and outstanding as of June 30,2017 and
2,350,355,296 at December 31, 2016	2,461,856	2,350,356
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of June 30, 2017 and
December 31, 2016	—	—
Prepaid consulting	(3,507,316)	(1,705,659)
Common Stock receivable	(2,152,520)	(655,000)
Additional paid-in capital	146,040,120	136,963,520
Accumulated deficit	(144,822,153)	(138,137,771)
Cumulative exchange translation	(12,858)	(11,495)
Equity attributable to common shareholders	(1,991,871)	(1,195,049)
Non-Controlling interest	(546,032)	(591,787)
Total stockholders' deficit	(2,537,903)	(1,786,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,690,986	2,476,766

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016

(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
	$	$	$	$
REVENUE	252	2,862	3,985	5,787
Cost of Goods Sold	141	604	2,062	2,202
Gross Profit	111	2,258	1,923	3,585
Operating Expenses
Investor relations	119,411	61,350	140,111	218,350
Professional Fees	185,883	113,427	275,089	195,117
Net loss on settlement of liabilities	—	—	—	588,645
Depreciation and Amortization	14,513	19,284	25,327	38,569
Research and Development	168,889	95,537	385,832	258,537
General and administrative	1,463,149	1,389,479	5,132,856	3,781,168
Total operating expenses	1,951,845	1,679,077	5,959,215	5,080,386
Net Operating Loss	(1,951,734)	(1,676,819)	(5,957,292)	(5,076,801)

Other income (expense)
Interest expense, net	(327,010)	(867)	(629,585)	(902)
Unrealized (loss) on equity investee	(104,250)	(69,000)	(51,750)	—
Total other income (expense)	(431,260)	(69,867)	(681,335)	(902)
Net Loss	(2,382,994)	(1,746,686)	(6,638,627)	(5,077,703)
Net (Income) loss attributable to non-controlling interest	778	38,368	(45,755)	78,413
Net loss attributable to common shareholders	(2,382,216)	(1,708,318)	(6,684,382)	(4,999,290)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	(745)	2,689	(1,363)	593
Total other comprehensive income (Loss)	(745)	2,689	(1,363)	593
Comprehensive loss attributable to Cannabis Science, Inc.	(2,382,961)	(1,705,629)	(6,685,745)	(4,998,697)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,456,410,241	1,894,641,010	2,423,244,799	1,787,517,384

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016 (UNAUDITED)
	June 30, 2017	June 30, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,638,627)	(5,077,703)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	138,865	38,569
Interest on debt conversion	639,244	—
Stock issued for services	3,527,443	2,445,759
Stock options issued for services	1,259,000	703,500
(Gain) / Loss on settlement of liability	—	588,645
(Gain) / Loss on Equity Investee, Omnicanna Health Solutions, Inc.	51,750	—
Changes in operating assets and liabilities: Other receivables	18,222	5,950
Prepaid expenses and deposits held with RMS	232,791	3,896
Equity investee	(739)	(204)
Inventory	(22,016)	(75,927)
Property farming rights and working capital	(313,500)	—
Accounts payable	331,232	160,618
Accrued expenses, primarily management fees	302,380	596,629
Loan receivable, related parties	77,090	19,141
NET CASH USED IN OPERATING ACTIVITIES	(406,524)	(591,127)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties		17,516
Equipment and computers	(766)	—
Greenhouse	(330,026)	—
Property farming rights	—	(50,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(330,792)	(32,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock options exercised	727,480	591,690
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	727,480	591,690

Effect on exchange rate changes on cash	(1,363)	2,957
NET DECREASE IN CASH	(11,200)	(28,964)
CASH, BEGINNING OF PERIOD	332,888	61,971
CASH, END OF PERIOD	321,688	33,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	3,527,443	1,408,232
Common stock issued for settlement of debt	—	634,500
Common stock issued for options exercised	1,259,000	2,453,500
Common stock issued for assets		181,350
Debt converted into common stock	—	45,855
Common stock subscription receivables	2,152,500	1,539,810
Accounts payable and expenses paid through advances from related parties	77,090	19,141

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE SIX MONTHS ENDED June 30, 2017

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Common Stock Receivable	Cumulative Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2016	2,350,355,296	2,350,356	1,000,000	1,000	136,963,520	(1,705,659)	(138,137,771)	(655,000)	(11,495)	(1,195,049)	(591,787)	(1,786,836)
Common stock issued for services	66,500,000	66,500			5,262,600	(2,334,830)		—		2,994,270		2,994,270
Common stock issued for stock option exercised	45,000,000	45,000			3,439,000			(1,497,520)		1,986,480		1,986,480
Intrinsic interest on convertible promissory notes					375,000					375,000		375,000
Amortization of shares issued for services						533,173				533,173		533,173
Net loss for the period							(6,684,382)			(6,684,382)	45,755	(6,638,627)
Foreign exchange translation									(1,363)	(1,363)		(1,363)
Balance at June 30, 2017	2,461,855,296	2,461,856	1,000,000	1,000	146,040,120	(3,507,316)	(144,822,153)	(2,152,520)	(12,858)	(1,991,871)	(546,032)	(2,537,903)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2016 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six-month periods ended June 30, 2017 and 2016. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K/A filed with the SEC on file no. 000-28911 171022778 August 11, 2017. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the six months ended June 30, 2017:

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

On May 10, 2017, the Company paid €60,000, which has a US dollar equivalent of $65,214, to the principal shareholder of Jinvator BioMed GmbH (Jinvator) as deposit for the purchase of the 74.9% equity interest in Jinvator.

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

For other accounting policies please refer to the Company’s 10-K/A filed with the SEC on file no. 000-28911 171022778 August 11, 2017

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $144,822,153 and had a stockholders’ deficit of $2,537,903 as of June 30, 2017.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At June 30, 2017, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At June 30, 2017, a total of $139,180 (December 31, 2016: $14,200) in Accrued Management Fees Payable was due to the Company’s CEO/Director, Raymond C. Dabney.

At June 30, 2017, a total Prepaid management fees of 37,500 (December 31, 2016: Prepaid $52,500) advanced to the Company’s Director, Mario Lap.

At June 30, 2017, a total of $60,000 (December 31, 2016: Prepaid $30,000) in Accrued Management Fees Payable was due to the Company’s COO/Director, Robert Kane.

At June 30, 2017, a total of $52,500 (December 31, 2016: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At June 30, 2017, the Company owes $11,871 (December 31, 2016: $11,871) to Crown Baus Capital Corp., which advanced a total of $11,871 for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

As of June 30, 2017, the Company owes $101,882 (December 31, 2016: $101,882) in loan payable to a stockholder, Interstate 101 that is non-interest bearing and due on demand with no security. The loan originated between April 1, 2015 and August 19, 2016 for various expenses of the Company.

At June 30, 2017, the Company owes $3,165 (December 31, 2016: $3,165) in loan payable to Castor Management Services, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

At June 30, 2017, a total of $191,344 (December 31, 2016: $191,344) in loans payable was due to Bogat Family Trust, of which Raymond Dabney the Company’s Director and President/CEO as trustee.

At June 30, 2017, $106,186 (December 31, 2016: $93,885) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At June 30, 2017, $447 (December 31, 2016: $447) was due to Robert Melamede, former CEO.

At June 30, 2017, a total of $88,167 (December 31, 2016: $23,378) in loans payable was due to Drue Young, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from January 11, 2016 to June 30, 2017 for expenses of the Company.

At June 30, 2017, a total of $20,502 (December 31, 2016: $20,502) in loans payable was due to Intrinsic Venture Corp., a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from April 22, 2011 to December 31, 2014.

At June 30, 2017, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (prior to April 24, 2014, the name was Endocan Corporation) (OTCBB: ENDO) (“OmniCanna”) representing approximately 2.89% of the issued and outstanding shares of OmniCanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 per share on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement.  The value of the shares at June 30, 2017 was determined to be $0.0181 per share or $135,750 with the Company recording unrealized loss under the Equity Investee rules for the six months ended June 30, 2017 and the value of the shares at December 31, 2016 was determined to be $0.025 per share or $187,500.

Convertible Notes Payable to Royalty Management Services Corp., a company owned by a family member of Mr. Raymond C. Dabney, CEO/Director of the Company, entered into a management agreement with the Company on September 15, 2015 for accounting services, websites development and maintenance, office management, management and payments for travel, promotion and entertainments, shareholders communications and payment services totaled $1,235,790 and $860,790 at June 30, 2017 and December 31, 2016 respectively. See Note 5.

On November 5, 2014, the Company transitioned to equity method investee account for the OmniCanna shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2016, the Company recorded an impairment on the equity method investee account of $114,000 in relation to the shares.  Robert Kane, CFO and director of the Company is also the CFO and a director of OmniCanna. Chad S. Johnson, Esq., COO, general counsel and a director is also a director and general counsel for Omnicanna.  Raymond Dabney, CEO has 10.78% equity interest in Omniccanna Health Solutions, Inc. as of June 30, 2017.

For the Six months ended June 30, 2017, the following related party stock-based compensation was recorded:

Related Party	Position	Amount
Alfredo Bernardi Dupetit	President & CEO of Cannabis Science Europe GmbH	$415,000
Dr. Allen Herman	Chief Medical Officer	595,000
		$1,010,000

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

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of June 30, 2017 was $670,407 (December 31, 2016: $670,407).

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. See Note 5.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at June 30, 2017 and December 31, 2016, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of June 30, 2017, a total of $1,674,685 (December 31, 2016: $1,506,745) of notes payable are due mostly to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through December 31, 2016.

$1,340,156 of the Promissory notes were in default on June 30, 2017. As of June 30, 2017, a total of $1,906,197 convertible promissory notes (December 31, 2016: $1,531,197) are convertible to common stock of the Company. All promissory notes are unsecured.

Notes payable to Embella Holdings Ltd that are non-interest bearing totaled $1,108,896 and $1,108,896 at June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

Notes payable to Intrinsic Capital Corp. that are non-interest bearing totaled $231,260 and $231,260 at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date.

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and will amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of June 30, 2017 was $670,407 (December 31, 2016: $670,407). In the six months ended June 30, 2017, the Company recorded $167,940 as interest for the amortization, conversion and payment.

On October 1, 2016, a total of $710,790 in Accounts Payable for management fees accumulated from January 2016 to October 1, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of June 30, 2017 was $710,790 (December 31, 2016: $710,790). In the six months ended June 30, 2017 the Company recorded $355,395 as interest for the amortization, conversion and payment.

On December 31, 2016, $150,000 in Accounts Payable for management fees accumulated from November 1, 2016 to December 31, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of June 30, 2017 was $150,000 (December 31, 2016: $150,000). In the six months ended June 30, 2017 the Company recorded $75,000 as interest for the amortization, conversion and payment.

On May 31, 2017, $375,000 in Accounts Payable for management fees accumulated from January 1, 2017 to May 31, 2017 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of June 30, 2017 was $375,000 (December 31, 2016: $0). In the six months ended June 30, 2017 the Company recorded $31,250 as interest for the amortization, conversion and payment.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,461,855,296 and 2,350,355,296 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. The current authorized common stock of 3,000,000,000 shares will not be sufficient if and when the debt holders of convertible promissory notes elect to convert the debts into common shares. The Company intends to file for an increase in the number shares in authorized common stock once the required updated financial reportings have been filed with the Securities Exchange Commission.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of June 30, 2017 and December 31, 2016.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of June 30, 2017 and December 31, 2016.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the six months ended June 30, 2017, the Company issued 66,500,000 common stock for services under various executive and consulting agreements as follows:

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

On May 5, 2017, the Company issued 7,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $469,000 for consulting services pursuant to a one year consulting agreement.

On May 17, 2017, the Company issued 1,500,000 shares of R144 restricted common stock to a consultant with a fair market value of $93,000 for consulting services pursuant to a three-month Marketing agreement.

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

A summary of the status of the Company’s option grants as of June 30, 2017 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2016	11,700,000	$0.0690
Granted	45,000,000	$0.0494
Exercised	45,000,000	$0.0494
Outstanding June 30, 2017	11,700,000	$0.0688

Options exercisable at June 30, 2017	11,700,000	$0.0688

1,700,000 shares of these options at an average exercise price of $0.415 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended June 30, 2017 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years for outstanding options	1.38	Years
Average risk-free interest rate	2.50	%
Average volatility	136.071	%
Dividend yield	0	%

7.  EQUIPMENT AND GREENHOUSE

		Accumulated	June 30, 2017	December 31, 2016
	Cost	Depletion	Net Book Value	Net Book Value
Computer	$6,482	5,875	607	0
Software	5,000	5,000	0	0
	11,482	10,875	607	0
Greenhouse	$330,026	3,667	$326,359	$0
Total	$341,508	$14,542	$326,966	$0

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

		Accumulated	June 30, 2017	December 31, 2016
	Cost	Depletion	Net Book Value	Net Book Value
Property Farming Rights
Fort McDermit Allottees Land	$50,000	$3,889	$46,111	$47,778
Washoe Tribal Allotment Lands	640,000	13,852	626,148	638,948
Winnemucca Tribal MBS Lands	200,000	1,571	198,429	0
	890,000	$19,312	870,688	686,726
Operating capital for Washoe Lands	$85,000		$85,000	$—
Operating capital for Winnemucca Lands	93,500	—	93,500	65,000
	$178,500	$—	178,500	65,000
Total	$1,068,500	$19,312	$1,049,188	$751,726

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,277 (based on currency converted as of June 30, 2017) in loans to OmniCanna and to its equity method investee account in accordance with ASC 323.  An unrealized gain on the equity method account of $52,500 was recognized for the six months ended June 30, 2017 in addition to a unrealized gain on the equity method investee account of $144,000 was recognized for the year ended December 31, 2016 in the value of Omnicanna marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	June 30, 2017	December 31, 2016
Intellectual assets, primarily intellectual property	$660,299	$660,299
Goodwill	170,688	170,688
Less: accumulated amortization	(509,799)	(488,299)
Less: Impairment of Goodwill	(170,688)	(170,688)
Total intangible assets, net	$150,500	$172,000

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

June 30, 2017	December 31, 2016
Prepaid consulting expenses	$134,250	$141,750
Prepaid Legal fees	—	90,000
Prepaid rent	244	244
Prepaid management fees	37,500	—
Deposits held with RMS	241,015	576,520
Deposit for acquisition of Jinvator	65,214	—
Total Prepaid expenses and Deposits held with RMS	$478,223	$808,514

12. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

13.  SUBSEQUENT EVENTS

On August 3, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.015 and a fair market value of $471,000 to a consultant.

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.02 and a fair market value of $425,000 to a consultant pursuant to a consulting agreement

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.03 and a fair market value of $425,000 to a consultant.

On August 16, 2017, the Company issued 25,000,000 shares S-8 registered free-trading common stock to a consultant pursuant to a two-year consulting agreement dated August 10, 2017 under 2016 Equity Award Plan B with a fair market value of $1,062,500.

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

Cannabis plants have extensive history of medical and agricultural use dating back thousands of years.

To date hundreds of natural constituents covering several chemical classes have been isolated and identified from the Cannabis plant.

Some key phytocannabinoids are:

·	tetrahydrocannabinol (THC)
·	cannabidiol (CBD)
·	cannabigerol (CBG)
·	cannabichromene (CBC)
·	cannabinol (CBN)

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

There are minimal operating activities in the subsidiaries as of June 30, 2017,.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V., MJR B.V. and Cannabis Agency B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

On May 10, 2017, the Company paid €60,000, which has a US dollar equivalent of $65,214, to the principal shareholder of Jinvator BioMed GmbH (Jinvator) as deposit for the purchase of the 74.9 equity interest in Jinvator.

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

Liquidity

The Company has a working capital deficit of $4,670,849 as of June 30, 2017, compared to a working capital deficit of $2,983,206 as of December 31, 2016, There are insufficient liquid assets to meet current liabilities or sustain operations through 2016 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently is in default.  The Company is negotiating with the debtors to extend the notes payable. In addition, the Company has convertible promissory notes payment commitment of $670,407 to Raymond C. Dabney, CEO/Director of the Company and $1,235,790 to Royalty Management Services Corp.

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

Results of Operations

For the six months ended June 30, 2017 (“2017”) as compared to the prior year six months ended June 30, 2016 (“2016”):

The Company had $3,985 in revenues for the 2017 compared to $5,787 for 2016.  This decrease in revenue was due to reduction of sales of Equi-Pharm and license revenue from product sales.

Our research and development expenses increased by $127,295 to $385,832 for the six months ended June 30, 2017 compared to $258,537 for the six months ended June 30, 2016.

Our unrealized loss on equity investee increased by $51,750 to $51,750 for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016.

Net loss on settlement of debt decreased by $588,645 to $0 for the six months ended June 30, 2017 compared to $588,645 for the six months ended June 30, 2016.

General and administrative expenses increased by $1,351,688 to $5,132,856 for the six months ended June 30, 2017 compared to $3,781,168 for the six months ended June 30, 2016.  This increase was due to higher share prices in the stock compensation expense pursuant to management consulting and bonus agreements.

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

As of June 30, 2017, we had approximately 1.906 billion shares of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. Further, we may from time to time make an offer to our debtors or consultants to exchange their outstanding debts or services for shares of our common stock. Any future issuance of common shares will have a further dilutive effect on our existing stockholders and could result in a decrease in our stock prices.

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

ITEM 2.  LEGAL PROCEEDINGS

None.

ITEM 3.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, we have issued securities using exemptions available under the Securities Act of 1933:

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

On May 5, 2017, the Company issued 7,000,000 shares of R144 restricted common stock to a consultant with a fair market value of $469,000 for consulting services pursuant to a one year consulting agreement.

On May 17, 2017, the Company issued 1,500,000 shares of R144 restricted common stock to a consultant with a fair market value of $93,000 for consulting services pursuant to a three-month Marketing agreement.

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

CANNABIS SCIENCE INC.

Date: August 23, 2017	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: August 23, 2017	/s/ Benjamin Tam
Benjamin Tam
Chief Financial Officer

