Form 10-Q
period 2017-09-30
CANNABIS SCIENCE, INC.
filed 2017-11-20
CIK 1024626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Number of common shares issued and outstanding at September 30, 2017: 2,521,095,296

Number of common shares outstanding at October 16, 2017: 2,551,805,296

Number of Class A common shares outstanding at October 16, 2017: 0

CANNABIS SCIENCE, INC.

FORM 10-Q

For the Period Ended September 30, 2017

1

PART I FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CANNABIS SCIENCE, INC.

2

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(UNAUDITED)
	$	$
ASSETS
Current Assets
Cash	29,294	332,888
Other receivables	22,715	36,001
Prepaid expenses and deposits held with RMS (Note 11)	268,448	808,514
Inventory	151,675	102,993
Total current assets	472,132	1,280,396

Equipment and Greenhouse, net (Note 7)	321,370	—
Property Farming Rights (Note 8)	945,121	751,726
Equity method investee (Note 9)	202,477	272,644
Intangibles, net of accumulated amortization (Note 10)	139,750	172,000
TOTAL ASSETS	2,080,850	2,476,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	773,950	856,269
Accrued expenses, primarily management fees (Note 4)	1,267,745	884,465
Advances from related parties (Note 4)	627,066	538,425
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 5)	1,758,655	1,506,745
Notes payable to related party (Note 5)	510,018	177,698
Total current liabilities and total liabilities	5,237,434	4,263,602

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
September 30, 2017 and December 31, 2016	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,521,005,296 issued and outstanding as of September 30,2017 and
2,350,355,296 at December 31, 2016	2,521,006	2,350,356
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	148,164,025	136,963,520
Prepaid consulting	(3,674,296)	(1,705,659)
Common Stock receivable	(1,275,774)	(655,000)
Accumulated deficit	(148,335,348)	(138,137,771)
Cumulative exchange translation	(9,821)	(11,495)
Equity attributable to common shareholders	(2,609,208)	(1,195,049)
Non-Controlling interest	(547,376)	(591,787)
Total stockholders' deficit	(3,156,584)	(1,786,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,080,850	2,476,766

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
	$	$	$	$
REVENUE	2.317	2,733	6,302	8,520
Cost of Goods Sold	1,183	1,407	3,245	3,609
Gross Profit	1,134	1,326	3,057	4,911
Operating Expenses
Investor relations	170,339	48,950	310,450	267,300
Professional Fees	68,501	58,962	343,590	254,079
Net loss on settlement of liabilities	—	3,550,000	—	4,138,645
Loss on investment	—	971,500	—	971,500
Depreciation and Amortization	16,345	19,284	41,672	57,853
Research and Development	125,513	6,487	511,345	265,024
General and administrative	2,720,660	2,301,712	7,855,375	6,082,880
Total operating expenses	3,101,358	6,956,895	9,062,432	12,037,281
Net Operating Loss	(3,100,224)	(6,955,569)	(9,059,375)	(12,032,370)

Other income (expense)
Interest expense, net	(392,956)	—	(1,022,541)	(902)
Unrealized loss on equity investee	(19,500)	—	(71,250)	—
Total other income (expense)	(412,456)	—	(1,093,791)	(902)
Net Loss	(3,512,680)	(6,955,569)	(10,153,166)	(12,033,272)
Net (Income) loss attributable to non-controlling interest	1,344	—	(44,411)	78,413
Net loss attributable to common shareholders	(3,511,336)	(6,955,569)	(10,197,577)	(11,954,859)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	3,037	(201)	1,674	392
Total other comprehensive income (Loss)	3,037	(201)	1,674	392
Comprehensive loss attributable to Cannabis Science, Inc.	(3,508,299)	(6,955,770)	(10,195,903)	(11,954,467)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	2,468,885,731	2,106,170,513	2,426,212,256	1,894,510,405

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (UNAUDITED)
	September 30, 2017	September 30, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,153,166)	(12,033,272)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	169,527	57,853
Charitable donation	40,000	—
Interest on debt conversion	1,022,502	—
Stock issued for services	5,368,518	3,825,874
Stock options issued for services	1,909,000	1,138,500
Loss on investment	—	971,500
Loss on settlement of liability	—	4,138,645
Loss on Equity Investee.	71,250	—
Changes in operating assets and liabilities: Other receivables	13,286	4,173
Prepaid expenses and deposits held with RMS	438,816	11,250
Equity investee	(1,083)	(321)
Inventory	(48,682)	(73,739)
Property farming rights	(220,000)	—
Accounts payable	292,681	411,616
Accrued expenses, primarily management fees	383,280	812,218
Loan receivable, related parties	88,641	—
NET CASH USED IN OPERATING ACTIVITIES	(625,430)	(735,703)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable, related parties	—	17,516
Prepaid Expenses	—	(244)
Equipment and computers	(766)	—
Greenhouse	(330,026)	—
Property farming rights	—	(48,611)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(330,792)	(31,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable, related parties		82,369
Proceeds from notes payable to stockholders		295,855
Repayment of notes payable to stockholders	(438,272)	(295,000)
Proceeds from common stock options exercised	1,089,226	632,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	650,954	715,724

Effect on exchange rate changes on cash	1,674	392
NET DECREASE IN CASH	(303,594)	(50,926)
CASH, BEGINNING OF PERIOD	332,888	61,971
CASH, END OF PERIOD	29,294	11,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	5,368,518	1,816,732
Common stock issued for settlement of debt	—	4,434,500
Common stock issued for options exercised	1,909,000	3,888,500
Common stock issued for assets		271,350
Debt converted into common stock	—	295,000
Common stock subscription receivables	1,275,774	2,499.000
Related Party Receivable - RCDU	—	20,000
Accounts payable and expenses paid through advances from related parties	88,641	29,852

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2017

	Common Shares	Par	Preferred Shares	Par	Additional Paid-In Capital	Prepaid Consulting	Common Stock Receivable	Accumulated Deficit	Cumulative Exchange Translation	Equity Attributable to Common Shareholders	Non-Controlling Interest	Totals
		$		$	$	$	$	$	$	$	$	$
Balance at December 31, 2016	2,350,355,296	2,350,356	1,000,000	1,000	136,963,520	(1,705,659)	(655,000)	(138,137,771)	(11,495)	(1,195,049)	(591,787)	(1,786,836)
Common stock issued for services	110,650,000	110,650			7,226,505	(3,816,075)				3,521,080		3,521,080
Issuance and exercise of stock options	60,000,000	60,000			3,599,000		(620,774)			3,038,226		3,038,226
Intrinsic interest on convertible promissory notes					375,000					375,000		375,000
Amortization of shares issued for services						1,847,438				1,847,438		1,847,438
Net loss for the period								(10,197,577)		(10,197,577)	44,411	(10,153,166)
Foreign exchange translation									1,674	1,674		1,674
Balance at September 30, 2017	2,521,005,296	2,521,006	1,000,000	1,000	148,164,025	(3,674,296)	(1,275,774)	(148,335,348)	(9,821)	(2,609,208)	(547,376)	(3,156,584)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On November 15, 2013, the Company submitted a patent application N2010968 in Europe entitled "Composition for the Treatment of Neuro behavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neuro behavioral disorders, such as attention deficit hyperactivity disorder (ADHD), anxiety, and sleep disorders.

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with general accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2016 audited financial statements of Cannabis Science, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in the year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine-month periods ended September 30, 2017 and 2016. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K/A filed with the SEC on file no. 000-28911 171022778 August 11, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The following subsidiaries and controlling interests are included with the consolidated financial statements of the Company for the nine months ended September 30, 2017:

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

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with JinvatorBioMed GmbH (Jinvator), a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator for three hundred thousand Euros (€ 300,000) which has a US dollar equivalent of $320,430. Jinvator developed a prototype called nanoGold-Test which is based on nano-particle technology for the detection of HIV in the early stage of infection. Patent has been submitted and pending for approval.The acquisition is pending on verification of key information.

On May 10, 2017, the Company paid €60,000, which has a US dollar equivalent of $65,214, to the principal shareholder of JinvatorBioMed GmbH (Jinvator) as deposit for the purchase of the 74.9% equity interest in Jinvator.

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $148,335,348 and had a stockholders’ deficit of $3,156,584 as of September 30, 2017.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At September 30, 2017, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.  RELATED PARTY TRANSACTIONS

At September 30, 2017, a total of $229,180 (December 31, 2016: $14,200) in Accrued Management Fees Payable was due to the Company’s CEO/Director, Raymond C. Dabney.

At September 30, 2017, a total Prepaid management fees of $30,000 (December 31, 2016: Prepaid $52,500) advanced to the Company’s Director, Mario Lap.

At September 30, 2017, a total of $105,000 (December 31, 2016: Prepaid $30,000) in Accrued Management Fees Payable was due to the Company’s COO/Director, Robert Kane.

At September 30, 2017, a total of $52,000 (December 31, 2016: $52,500) in loans payable was due to the Company’s CFO, Robert Kane, through his company, R Kane Holding Inc., secured by a non-interest bearing promissory note due within 30 days of Michigan Green Technologies (50.1% controlled by the Company) liquidating shares in Cannabis Science, Inc. to repay the debt.

At September 30, 2017, the Company owes $11,871 (December 31, 2016: $11,871) to Crown Baus Capital Corp., which advanced a total of $11,871 for payment of the Company’s expenses in July, August and September of 2015 with no interest and no security. Crown Baus Capital Corp. is a company controlled by Raymond C. Dabney.

As of September 30, 2017, the Company owes $101,882 (December 31, 2016: $101,882) in loan payable to a stockholder, Interstate 101 that is non-interest bearing and due on demand with no security. The loan originated between April 1, 2015 and August 19, 2016 for various expenses of the Company.

At September 30, 2017, the Company owes $3,165 (December 31, 2016: $3,165) in loan payable to Castor Management Services, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated on August 14, 2015 for expenses of the Company.

At September 30, 2017, a total of $191,344 (December 31, 2016: $191,344) in loans payable was due to Bogat Family Trust, of which Raymond Dabney the Company’s Director and President/CEO as trustee.

At September 30, 2017, $106,186 (December 31, 2016: $93,885) was due to MJR BV, owned by Mario Lap director and director and officer of EU subsidiaries.

At September 30, 2017, $447 (December 31, 2016: $447) was due to Robert Melamede, former CEO.

At September 30, 2017, a total of $95,909 (December 31, 2016: $23,378) in loans payable was due to Drue Young, a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from January 11, 2016 to September 30, 2017 for expenses of the Company.

At September 30, 2017, a total of $20,502 (December 31, 2016: $20,502) in loans payable was due to Intrinsic Venture Corp., a shareholder of the Company, with no interest and no security and is due on demand. The loan originated from April 22, 2011 to December 31, 2014.

At September 30, 2017, the Company held 7,500,000 common shares in the OmniCanna Health Solutions, Inc. (prior to April 24, 2014, the name was Endocan Corporation) (OTCBB: ENDO) (“OmniCanna”) representing approximately 2.89% of the issued and outstanding shares of OmniCanna, of which 5,000,000 common shares were acquired at a fair market value of $150,000 or $0.03 per share on December 12, 2012 and 2,500,000 common shares were acquired at a fair market value of $262,250 or $0.1049 per share on February 8, 2013.  The 5,000,000 common shares were received as consideration for the sale of its rights and interest in the Dupetit Natural Products GmbH joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement and the 2,500,000 common shares were received as consideration for the sale of its rights and interest in the Maliseet joint-venture operating agreement to OmniCanna under an Asset Purchase Agreement.  The value of the shares at September 30, 2017 was determined to be $0.0155 per share or $116,250 with the Company recording unrealized loss under the Equity Investee rules for the nine months ended September 30, 2017 and the value of the shares at December 31, 2016 was determined to be $0.025 per share or $187,500.

Convertible Notes Payable to Royalty Management Services Corp., a company owned by a family member of Mr. Raymond C. Dabney, CEO/Director of the Company, entered into a management agreement with the Company on September 15, 2015 for accounting services, websites development and maintenance, office management, management and payments for travel, promotion and entertainments, shareholders communications and payment services totaled $797,518 and $860,790 at September 30, 2017 and December 31, 2016 respectively. See Note 5.

On July 2, 2017, the Company donated $40,000 to Constituency For Africa, a charitable organization found in United States for the people in Africa, of which Mr. Raymond C. Dabney is a Board member.

On November 5, 2014, the Company transitioned to equity method investee accounting for the OmniCanna shares pursuant to ASC 323 recording $247,500 as the fair value of the shares to its equity method investee account.  On December 31, 2016, the Company recorded an impairment on the equity method investee account of $144,000 in relation to the shares.  Robert Kane, COO and director of the Company is also the COO and a director of OmniCanna. Benjamin Tam, CFO, and a director is also a director and CFO of Omnicanna.  Raymond Dabney, CEO has 10.78% equity interest in Omniccanna Health Solutions, Inc. as of September 30, 2017.

For the nine months ended September 30, 2017, the following related party stock-based compensation was recorded:

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

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to September 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of September 30, 2017 was $670,407 (December 31, 2016: $670,407).

Notes payable to Embella Holdings Ltd. totaled $1,108,896 and $1,108,896 at September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. See Note 5.

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at September 30, 2017 and December 31, 2016, respectively. See Note 5.

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

5.  NOTES PAYABLE

As of September 30, 2017, a total of $1,758,655 (December 31, 2016: $1,506,745) of notes payable are due mostly to stockholders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on January 31, 2012 through December 31, 2016. $1,340,156 of the Promissory notes were in default on September 30, 2017. As of September 30, 2017, a total of $1,467,925 convertible promissory notes (December 31, 2016: $1,531,197) are convertible to common stock of the Company. All promissory notes are unsecured.

Notes payable to Embella Holdings Ltd that are non-interest bearing totaled $1,108,896 and $1,108,896 at September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. The note payable is classified with notes payable to stockholders.

Notes payable to Intrinsic Capital Corp. that are non-interest bearing totaled $231,260 and $231,260 at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company is in default on the promissory notes due and is negotiating with the debtor to extend the date. The note payable is classified with notes payable to stockholders.

On August 10, 2016, a total of $975,407 in Management Fees Payable accumulated from February 2012 to June 30, 2016 was converted into a two-year Convertible Promissory Note to Raymond C. Dabney, CEO/Director of the Company. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share. The Company has fully recognized the conversion discounts of the Note as prepaid interest to the maximum amount of $975,407 in accordance with ASC 470-20-30-8 and will amortize it over the life of the Note. The Company has partially reduced $250,000 as result of a Debt Settlement Agreement dated August 10, 2016 by issuance of 250,000,000 Rule 144 restricted common stock at $0.001 a share. In addition, the Company paid $55,000 in expenses for Mr. Dabney in 2016. The balance of the Convertible Promissory Note as of September 30, 2017 was $670,407 (December 31, 2016: $670,407). In the nine months ended September 30, 2017, the Company recorded $251,910 as interest for the amortization, conversion and payment. The note payable is classified with notes payable to stockholders.

On October 1, 2016, a total of $710,790 in Accounts Payable for management fees accumulated from January 2016 to October 1, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp., a related party. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The Company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The Company paid $438,272 during the period from July 2, 2017 to September 30, 2017 to Royalty Management Services Corp., a related party. The balance of the Convertible Promissory Note as of September 30, 2017 was $272,518 (December 31, 2016: $710,790). In the nine months ended September 30, 2017 the Company recorded $533,092 as interest for the amortization, conversion and payment.

On December 31, 2016, $150,000 in Accounts Payable for management fees accumulated from November 1, 2016 to December 31, 2016 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp., a related party. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of September 30, 2017 was $150,000 (December 31, 2016: $150,000). In the nine months ended September 30, 2017 the Company recorded $112,500 as interest for the amortization, conversion and payment.

On May 31, 2017, $375,000 in Accounts Payable for management fees accumulated from January 1, 2017 to May 31, 2017 was converted into a one-year Convertible Promissory Note to Royalty Management Services Corp., a related party. At the election of the note holder, it can be converted into common stocks of the Company at the par value of $0.001 a share or other mutually agreed upon price. The company has not recognized the conversion discounts of the Note due to the uncertainty of the price in accordance with ASC 470-20-25. The balance of the Convertible Promissory Note as of September 30, 2017 was $375,000 (December 31, 2016: $0). In the nine months ended September 30, 2017 the Company recorded $125,000 as interest for the amortization, conversion and payment.

6.  EQUITY TRANSACTIONS

The Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 2,521,005,296 and 2,350,355,296 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. The current authorized common stock of 3,000,000,000 shares will not be sufficient if and when the debt holders of convertible promissory notes elect to convert the debts into common shares. The Company intends to file for an increase in the number shares in authorized common stock once the required updated financial reporting have been filed with the Securities Exchange Commission.

The Company is also authorized to issue 100,000,000 shares of common stock, Class A with a par value of $0.001 per share.  These shares have 10 votes per share.  There were 0 issued and outstanding as of September 30, 2017 and December 31, 2016.

The Company is also authorized to issue 1,000,000 shares of preferred stock.  These shares have full voting rights of 67% on all shareholder matters pursuant to amended certificate of designation filed with the Nevada Secretary of State.  There were 1,000,000 issued and outstanding as of September 30, 2017 and December 31, 2016.

As set out below, we have issued securities in exchange for services, properties and for debt, using exemptions available under the Securities Act of 1933.

During the nine months ended September 30, 2017, the Company issued 121,500,000 shares of common stock and cancelled 10,850,000 pending to be issued shares of common stock for services under various executive and consulting agreements as follows:

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

On May 17, 2017, the Company issued 1,500,000 shares of R144 restricted common stock to a consultant with a fair market value of $93,600 for consulting services pursuant to a three-month Marketing agreement.

On August 10, 2017, the Company issued 25,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,062,500 for consulting services pursuant to a two-year consulting agreement.

On August 31, 2017, the Company issued 30,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,392,000 for bonus to a consultant pursuant to a two-year consulting agreement dated August 10, 2017.

On September 30, 2017, the Company cancelled 3,500,000 shares of R144 restricted common stock, which were pending to be issued since 2015 to two consultants shares with a total fair market value of $107,750 based on the date of the Consultant Agreements, for non-performance of services.

On September 30, 2017, the company cancelled 7,350,000 shares S-8 registered free trading common stock, which were pending to be issued from 2014 to 2016 with a total fair market value of $371,695 based on the date of the Consultant Agreement, for non-performance of services.

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

On March 27, 2017, the Company issued 15,000,000 shares S-8 registered free-trading common stock under the 2016 Equity Award Plan B with exercise price at $0.075 and a fair market value of $1,140,000 to a consultant pursuant to a five-year consulting agreement. On September 29 2017, by mutual agreement, the Company and the Consultant agreed to cancel the 15,000,000 shares issued and these shares are to be returned to treasury for cancellation.

On April 18, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.02 and a fair market value of $829,000 to Chief Medical Officer, Dr. Allen Herman.

On August 2, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.015 and a fair market value of $465,000 to a consultant pursuant to a consulting agreement.

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.02 and a fair market value of $425,000 to a consultant pursuant to a consulting agreement.

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.03 and a fair market value of $425,000 to a consultant pursuant to a consulting agreement.

A summary of the status of the Company’s option grants as of September 30, 2017 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2016	11,700,000	$0.069
Granted	75,000,000	$0.064
Exercised	75,000,000	$0.064
Expired	10,000,000	$0.010
Outstanding September 30, 2017	1,700,000	$0.041

Options exercisable at September 30, 2017	1,700,000	$0.041
Shares issued under option agreement to be returned and cancelled	15,000,000	$0.075

1,700,000 shares of these options at an average exercise price of $0.41 a share, do not expire and continuing indefinitely for the duration of existing management agreement and services thereunder with Robert Kane. The weighted average fair value at date of grant for options during year ended September 30, 2017 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years for outstanding options	2	Years
Average risk-free interest rate	2.50	%
Average volatility	137.2697	%
Dividend yield	0	%

7.  EQUIPMENT AND GREENHOUSE

		Accumulated	September 30, 2017	December 31, 2016
	Cost	Depletion	Net Book Value	Net Book Value
Computer	$6,482	$5,971	$511	$0
Software	5,000	5,000	0	0
	11,482	10,971	511	0
Greenhouse	$330,026	$9,167	$320,859	$0
Total	$341,508	$20,138	$321,370	$0

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

On December 18, 2016, the Company enter six (9) Exclusive Master Facilitator Agreement for cultivation of Medical Marijuana/Hemp with the Members of Washoe Tribal Allotments in Douglas County, Nevada, together with Free Spirit Organics, LLC, American Education Consulting Group and Raymond C. Dabney University to provide general support with developing, cultivating and processing Cannabis/Hemp with Free Spirit Organics, LLC on 13 one (1) acre parcel of leased land, Lot 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, located in the allotment cc183, a portion of the SE ¼ of section 15, township 11 North, Range 21, East Mount Diablo Meridian, Douglas County of Nevada. The Family Allotment will receive $40,000 per acre Good Faith Non-Refundable Deposit per development site. The Company’s share is 20% on all initial non-refundable deposits from external investor, and 10% of net profit derived from the sale and distribution of Cannabis/Hemp products grown and manufactured on the land. Under the agreement, the Company will be provided one (1) acre of land for research and development with placement of no more than 36,000 square feet of greenhouses used for cultivation and research of Cannabis/Hemp. The term of this Exclusive Master Agreement is twenty-five (25) years renewable every five (5) years.

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

On May 18, 2017, the Company entered an Exclusive Master Facilitator Agreement with Winnemucca Tribal MBS of Nevada, Free Spirit Organics, LLC (FSO), American Education Consulting Group, Raymond C. Dabney University (RCDU), American States University and Royalty Management Services Corp. (RMS) to lease and develop 250 Acres of land located in Holt, California for 15 years. As a master facilitator, the Company will provide general support with developing, cultivating and processing Industrial Hemp for RCDU and FSO on the property. Pursuant to the agreement, the Company and RMS are responsible for a $400,000 non-refundable deposit and the development and operations on the property on 50-50 basis. Additionally, the Company will share 40% of net profit as investor with RMS and retain 5% of net profit as master facilitator.The Company wrote off the operating capital in the amount of $212,000 for Winnemucca Lands inclusive of HRM Farm due to the illegal seizure of cultivated industrial hemp by San Joaquin County and Department of Enforcement Agency (DEA) on October 9, 2017. The Company has filed a suit against the San Joaquin County and DEA on October 27, 2017.

			September 30, 2017	December 31, 2016
	Cost	Accumulated Depletion	Net Book Value	Net Book Value
Property Farming Rights
Fort McDermit Allottees Land	$50,000	$4,723	$45,277	$47,778
Washoe Tribal Allotment Lands	640,000	20,252	619,748	638,948
Winnemucca Tribal MBS Lands	200,000	4,904	195,096	0
	890,000	$29,879	860,121	686,726
Operating capital for Washoe Lands	$85,000	—	$85,000	$—
Total	$975,000	$29,879	$945,121	$686,726

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

On November 5, 2014, the Company recorded $247,500 in marketable securities and $85,277 (based on currency converted as of September 30, 2017) in loans to OmniCanna and to its equity method investee account in accordance with ASC 323.  An unrealized loss on the equity method account of $71,250 was recognized for the nine months ended September 30, 2017 in addition to a unrealized gain on the equity method investee account of $144,000 was recognized for the year ended December 31, 2016 in the value of Omnicanna marketable securities.

10. GOODWILL and INTANGIBLE ASSETS

	September 30, 2017	December 31, 2016
Intellectual assets, primarily intellectual property	$660,299	$660,299
Goodwill	170,688	170,688
Less: accumulated amortization	(520,549)	(488,299)
Less: Impairment of Goodwill	(170,688)	(170,688)
Total intangible assets, net	$139,750	$172,000

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (5 years for both intellectual assets and Goodwill).

11. PREPAID EXPENSES AND DEPOSITS HELD WITH RMS

On October 1, 2016, the Company entered a Paying Agent Agreement with Royalty Management Services Corp. (RMS) for holding funds and making payment for expenses and commitments of the Company. The Company has entered a Management Agreement with RMS since September 15, 2016 for management, investors’ and shareholders’ communications, website development, database management, accounting and management of all activities such as travel and conference. All the expenses related to the services for the Company are included as part of the management fees.

	September 30, 2017	December 31, 2016
Prepaid consulting expenses	$130,500	$141,750
Prepaid Legal fees	—	90,000
Prepaid rent	244	244
Prepaid management fees	30,000	—
Deposits held with RMS	42,490	576,520
Deposit for acquisition of Jinvator	65,214	—
Total Prepaid expenses and Deposits held with RMS	$268,448	$808,514

12. COMMITMENTS

The Company has lease commitments for its European operations under private companies, MLS Lap B.V. and MJR B.V. owned and controlled by Mario Lap, director of the Company and director and officer of EU subsidiaries. Negotiations are ongoing in regards to preparing finalized agreements between the Company and Mr. Lap’s companies.

13.  SUBSEQUENT EVENTS

On October 17, 2017, the Company issued 20,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.025 and a fair market value of $610,000 to a consultant.

On October 27, 2017, the Company filed a suit against San Joaquin County and DEA for illegal seizure of cultivated industrial hemp crops from HRM Farm in Winnemucca Tribal Land for return of the seized properties.

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

In November 2013, Cannabis Science submitted patent application N2010968 in Europe entitled "Composition for the Treatment of Neuro behavioral Disorders."  The subject of the patent is development of cannabinoid-based formulations to treat a variety of neuro behavioral disorders, such as attention deficit hyperactivity disorder (ADHD) and anxiety. The first formulation in the series of neuro behavioral disorder-targeted products is the pre-clinical development and use of the invention in food products through a licensing agreement with a strategic partner and related company, OmniCanna Health Solutions, Inc. And Cannabis Science will move forward at the same time with pharmaceutical grade product development.

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

The Company’s future endeavors include infectious illnesses, neuro behavioral disorders including attention deficit disorder, post-traumatic stress disorder; and an application of the anti-inflammatory activities of cannabis in the management of age-related illnesses.

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

There are minimal operating activities in the subsidiaries as of September 30, 2017,.  Mario Lap, a director of the Company and director and officer its European subsidiaries, is conducting various business activities of the Company in Spain under his personal name and/or his personal holding companies MLS Lap B.V., MJR B.V. and Cannabis Agency B.V. until such time as the Company is able to establish a Spanish subsidiary to conduct its own business operations and activities, including but not limited to: operating lease for farms, asset purchases, office and equipment, personnel employment and other business and operating activities as may be required from time-to-time.

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

On January 5, 2015 the Company announced the International release of 8 initial products that will be synergistically produced, distributed and marketed across the Netherlands, Spain and California where Cannabis Science is active and has cannabis production facilities. The products were for pre-clinical studies, self-medicating patient ailment usage, marketing release, sales and distribution.

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

On February 2, 2017, the Cannabis Science GmbH, a subsidiary 90% owned by the Company and 10% owned by Dupetit Natural Products GmbH, has entered a Share Purchase Agreement with JinvatorBioMed GmbH (Jinvator), a German corporation, for 74.9% of the total issued and outstanding shares of Jinvator for three hundred thousand Euros (€ 300,000) which has a US dollar equivalent of $324,300. The acquisition is pending on verifications of key information.

On May 10, 2017, the Company paid €60,000, which has a US dollar equivalent of $65,214, to the principal shareholder of JinvatorBioMed GmbH (Jinvator) as deposit for the purchase of the 74.9 equity interest in Jinvator. On September 5, 2017, Cannabis Science Europe GmbH sent a notice to the principal shareholder of Jinvator to cancel the share acquisition for Jinvator failed to disclose liabilities in the financial statements provided before the completion date and demanded the return of the deposit of €60,000.

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

Liquidity

The Company has a working capital deficit of $4,765,302 as of September 30, 2017, compared to a working capital deficit of $2,983,206 as of December 31, 2016,There are insufficient liquid assets to meet current liabilities or sustain operations through 2017 and beyond and the Company must raise additional capital to cover the working capital deficit. Management is working on plans to raise additional capital through private placements and lending facilities.  The Company currently is relying on existing cash and loans from stockholders to meet its obligations and sustain operations.

The Company has promissory note payment commitments of $1,340,156 due to stockholders and currently is in default.  The Company is negotiating with the debtors to extend the notes payable. In addition, the Company has convertible promissory notes payment commitment of $670,407 to Raymond C. Dabney, CEO/Director of the Company and $797,518 to Royalty Management Services Corp.

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

Results of Operations

For the nine months ended September 30, 2017 (“2017”) as compared to the prior year nine months ended September 30, 2016 (“2016”):

The Company had $6,302 in revenues for the 2017 compared to $8,520 for 2016.  This decrease in revenue was due to reduction of sales of Equi-Pharm and license revenue from product sales.

Our research and development expenses increased by $246,321 to $511,345 for the nine months ended September 30, 2017 compared to $265,024 for the nine months ended September 30, 2016.

Our unrealized loss on equity investee increased by $71,250 to $71,250 for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016.

Net loss on settlement of debt decreased by $4,138,645 to $0 for the nine months ended September 30, 2017 compared to $4,138,645 for the nine months ended September 30, 2016.

General and administrative expenses increased by $1,772,495 to $7,855,375 for the nine months ended September 30, 2017 compared to $6,082,880 for the nine months ended September 30, 2016.  This increase was due to higher share prices in the stock compensation expense pursuant to management consulting and bonus agreements.

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

As of September 30, 2017, we had approximately 1.906 billion shares of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. Further, we may from time to time make an offer to our debtors or consultants to exchange their outstanding debts or services for shares of our common stock. Any future issuance of common shares will have a further dilutive effect on our existing stockholders and could result in a decrease in our stock prices.

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

ITEM 2.  LEGAL PROCEEDINGS

None.

ITEM 3.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, we have issued securities using exemptions available under the Securities Act of 1933:

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

On March 27, 2017, the Company issued 15,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.075 and a fair market value of $1,140,000 to a consultant under an Option Agreement dated March 27, 2017. On September 29 2017, by mutual agreement, the Company and the Consultant agreed to cancel the 15,000,000 shares issued and these shares are to be returned to treasury for cancellation.

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

On August 2, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.015 and a fair market value of $465,000 to a consultant pursuant to a consulting agreement.

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.02 and a fair market value of $425,000 to a consultant pursuant to a consulting agreement.

On August 10, 2017, the Company issued 10,000,000 shares S-8 registered free-trading common stock under an Option Agreement of 2016 Equity Award Plan B with exercise price at $0.03 and a fair market value of $425,000 to a consultant pursuant to a consulting agreement.

On August 10, 2017, the Company issued 25,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,062,500 for consulting services pursuant to a two-year consulting agreement.

On August 31, 2017, the Company issued 30,000,000 shares S-8 registered free trading common stock under the 2016 Equity Award Plan B with a fair market value of $1,392,000 for bonus to a consultant pursuant to a two-year consulting agreement dated August 10, 2017.

On September 30, 2017, the Company cancelled 3,500,000 shares of R144 restricted common stock, which were pending to be issued since 2015 to two consultants shares with a total fair market value of $107,750 based on the date of the Consultant Agreements, for non-performance of services.

On September 30, 2017, the company cancelled 7,350,000 shares S-8 registered free trading common stock, which were pending to be issued from 2014 to 2016 with a total fair market value of $371,695 based on the date of the Consultant Agreement, for non-performance of services.

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

CANNABIS SCIENCE INC.

Date: November 20, 2017	/s/ Raymond C. Dabney
Raymond C. Dabney
Chief Executive Officer

Date: November 20, 2017	/s/ Benjamin Tam
Benjamin Tam
Chief Financial Officer

