Form 10-K/A
period 2016-12-31
CANNABIS SCIENCE, INC.
filed 2019-04-15
CIK 1024626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

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

Number of Class A common shares outstanding at July 14, 2017: 0

EXPLANATORY NOTE

This Amendment No. 2 of Form 10-K/A for the year ended December 31, 2016, amends in its entirety the Annual Report on Form 10-K/A1 that was filed on August 11, 2017, to reflect an amendment to Note 5 of the Company’s financial statements for the year ended December 31, 2016 (the “2016 Financial Statements”). The amendment adds to Note 5 – Related Party of the financial statement for disclosure of “Convertible Notes Payable to Royalty Management Services Corp. being a company owned by Mr. Kaalo C. Dabney, an independent child and non-affiliate of Mr. Raymond C. Dabney, CEO/Director of the Company, entered into a management agreement with the Company on September 15, 2015 for internet and software development, websites development and maintenance, payments of various operational expenses including travel, telephone, bookkeeping services, secretarial service and payment services totaled $860,790 at December 31, 2016. See Note 6. Total services fees were $900,000 and $262,500 for the years ended December 31, 2016 and 2015, respectively. Under US GAAP, i.e. FASB Accounting Standards Codification (ASC) 850-10-50, Royalty Management Services Corp. is considered a related party.  However, in the opinion of the Company’s legal counsel, under the US Securities Act of 1933, Regulation S-K, Item 404(a) (17 CFR § 229.404(a)), Royalty Management Services Corp. and Mr. Kaalo C. Dabney are not considered related parties.”

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

Expenses

Total operating expenses decreased from $19,062,873 for the fiscal year ended December 31, 2015 to $8,726,456 for the fiscal year ended December 31, 2016 representing a decrease of $10,507,106.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

August 10, 2017

CANNABIS SCIENCE, INC. CONSOLIDATED BALANCE SHEETS December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
	$	$
ASSETS
Current Assets
Cash	332,888	61,971
Other receivables	36,001	39,366
Prepaid expenses and deposits held with RMS (Note 13)	808,514	156,750
Loans receivable, related party	—	37,516
Inventory	102,993	19,311
Total current assets	1,280,396	314,914

Property Farming Rights (Note 10)	751,726	—
Deposits (Note 13)	—	971,500
Equity method investee (Note 11)	272,644	128,927
Goodwill (Note 1 and 12)	—	170,689
Intangibles, net of accumulated amortization (Note 12)	172,000	215,000
TOTAL ASSETS	2,476,766	1,801,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	856,269	680,215
Accrued expenses, primarily management fees (Note 5)	884,465	1,614,654
Advances from related parties (Note 5)	538,425	414,135
Management bonuses	300,000	300,000
Notes payable to stockholders (Note 6)	1,506,745	1,406,513
Notes payable (Note 6)	177,698	—
Total current liabilities and total liabilities	4,263,602	4,415,517

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
December 31, 2016 and December 31, 2015	1,000	1,000
Common stock, $.001 par value, 3,000,000,000 shares authorized,
2,350,355,296 issued and outstanding as of December 31,2016 and
1,581,855,296 at December 31, 2015	2,350,356	1,581,856
Common stock, Class A, $.001 par value, 100,000,000 shares
authorized, 0 issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Prepaid consulting	(1,705,659)	(3,209,032)
Common Stock receivable	(655,000)	(381,500)
Additional paid-in capital	136,963,520	127,942,191
Accumulated deficit	(138,137,771)	(128,017,132)
Cumulative exchange translation	(11,495)	(18,496)
Equity attributable to common shareholders	(1,195.049)	(2,101,113)
Non-Controlling interest	(591,787)	(513,374)
Total stockholders' deficit	(1,786,836)	(2,614,487)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,476,766	1,801,030

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SCIENCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
	$	$
Revenue	9,263	44,227

Cost of Goods Sold	4,049	—
Gross Profit	5,214	44,227

Operating Expenses
Investor relations	324,000	67,000
Professional fees	235,847	866,647
Net loss on settlement of liabilities	588,645	5,625,076
Depreciation and amortization	43,000	—
Research and development	306,326	801,500
General and administrative	7,057,949	11,702,650
Impairment of goodwill	170,689	—
Total operating expenses	8,726,456	19,062,873
Net Operating Loss	(8,721,242)	(19,018,646)

Other Income (Expense)
Interest expense, net	(650,310)	(4,555)
Loss on Investments	(971,500)	—
Unrealized gain (loss) on equity investee	144,000	(114,000)
Total other income (expense)	(1,477,810)	(118,555)
Net Loss	(10,199,052)	(19,137,201)
Net Loss attributable to non-controlling interest	78,413	513,374
Net Loss attributable to common shareholders	(10,120,639)	(18,623,827)
Other Comprehensive Income
Foreign exchange translation adjustment	7,001	2,503
Total other comprehensive income	7,001	2,503

Net Comprehensive Loss	(10,113,638)	(18,621,324)

Net loss per common share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,999,235,077	1,278,148,706

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

The effects of the adjustments on the Company’s previously issued 2016 Financial Statements are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Other receivables	36,000	1	36,001
Prepaid expenses and deposits held with RMS	231,994	576,520	808,514
Property Farming Rights	47,778	703,948	751,726
Accounts payable	404,664	451,605	856,269
Notes payable	—	177,698	177,698
Additional paid-in capital	136,102,730	860,790	136,963,520
Accumulated deficit	(137,929,021)	(208,750)	(138,137,771)
Cumulative exchange translation	(10,621)	(874)	(11,495)

Selected Consolidated Statements of Operations and Comprehensive Income (Loss)

	Previously Reported	Increase (Decrease)	Restated
General and administrative	7,026,897	31,052	7,057,949
Interest expense, net	472,612	177,698	650,310
Net Loss	(9,990,302)	(208,750)	(10,120,639)
Net Loss attributable to common shareholders	(9,911,889)	(208,750)	(10,120,639)
Foreign exchange translation adjustment	7,875	(874)	7,001
Net Comprehensive Loss	(9,904,014)	(209,624)	(10,113,638)
Basic and diluted net loss per common share	0.00	(0.01)	(0.01)

Selected Consolidated Statement of Cash Flows for the year ended December 31, 2016

	Previously Reported	Increase (Decrease)	Restated
Net loss	(9,990,302)	(208,750)	(10,199,052)
Depreciation and Amortization	45,222	1,052	46,274
Interest on debt conversion	471,589	177,698	649,287
Foreign exchange translation adjustment	7,865	(874)	7,001
Prepaid expenses and deposits held with RMS	14,756	576,521	(561,765)
Property farming rights	(50,000)	(675,000)	(725,000)
Accounts payable	(174,474)	1,315,210	1,140,736
Advances from related parties	37,516	(40,331)	(2,815)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,626,583)	(6,661)	(1,683,244)
Proceeds from advance receivable, related parties	—	(12,484)	(12,484)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,000)	(12,484)	(12,484)
Repayment of notes payable to stockholders	(55,000)	19,145	(35,855)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,947,500	19,145	1,966,645
Accounts payable settled through note payable	975,407	860,790	1,836,197

The restatement relates to unrecorded management fees due to RMS and payments made by RMS on behalf of the Company. The following is a description of the transactions underlying the restatements:

1.	The Company’s issued a $710,790 and a $150,000 convertible promissory note to RMS, on October 1, 2016 and December 31, 2016, respectively, for unpaid management fees under a contract with RMS.

2.	RMS made payments and incurred obligations on behalf of the Company which were reimbursable to RMS and represented obligations of the Company. These payments and obligations, not previously recognized are as follows:

·	Four payments to consultants for services totaling $30,000 that should have been recognized in operating expenses
·	Three payments for accounts payable totaling $23,476
·	Nine payments totaling $185,000 to property owners of Washoe Tribal Allotments in Douglas County, Nevada, representing partial payment of Property Farming Rights totaling $640,000 and covering 16 Acres at a rate of $40,000 per acre. The balance owing to the Washoe Tribal members of $455,000 should have been included in accounts payable

·	Three payments totaling $65,000 to the Family Tribal Allotments of the Winnemucca Tribe of Humbolt County, Nevada for cultivation working capital related to 320 acres of land that should have been included in accounts payable

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

For the year ended December 31, 2016 and 2015, the following related party stock-based compensation was recorded:

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

Notes payable to Intrinsic Capital Corp. totaled $231,260 and $231,260 at December 31, 2016 and 2015, respectively. See Note 6.

Convertible Notes Payable to Royalty Management Services Corp., a company owned by a family member of Mr. Raymond C. Dabney, CEO/Director of the Company, entered a management agreement with the Company since September 15, 2015 for accounting services, websites development and maintenance, office management, management and payments for travel, promotion and entertainments, shareholders communications and payment services totaled $860,790 and $0 at December 31, 2016 and 2015 respectively. See Note 6.

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

Convertible Notes Payable to Royalty Management Services Corp., a company owned by Mr. Kaalo C. Dabney, an independent child and non-affiliate of Mr. Raymond C. Dabney, CEO/Director of the Company, entered into a management agreement with the Company on September 15, 2015 for internet and software development, websites development and maintenance, payments of various operational expenses including travel, telephone, bookkeeping services, secretarial service and payment services totaled $860,790 at December 31, 2016. See Note 6. Total services fees were $900,000 and $262,500 for the years ended December 31, 2016 and 2015, respectively. Under US GAAP, i.e. FASB Accounting Standards Codification (ASC) 850-10-50, Royalty Management Services Corp. is considered a related party.  However, in the opinion of the Company’s legal counsel, under the US Securities Act of 1933, Regulation S-K, Item 404(a) (17 CFR § 229.404(a)), Royalty Management Services Corp. and Mr. Kaalo C. Dabney are not considered related parties.

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

F-16

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
Raymond C. Dabney, Chief Executive Officer, Director Date April 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Raymond C. Dabney	Chief Executive Officer and Director	April 12, 2019
Raymond C. Dabney

/ s/ Benjamin Tam	Chief Financial Officer and Director	April 12, 2019
Benjamin Tam

